Form 10-Q
period 1998-09-30
SABER CAPITAL INC /NV/
filed 1998-10-28
CIK 866491

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

              Class                          Outstanding as of October, 1998
------------------------------------         -------------------------------
$.001 PAR VALUE CLASS A COMMON STOCK                 1,000,000 SHARES

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

BASIS OF REPRESENTATION

General

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended September 30, 1998, are not necessarily indicative of the results that can be expected for the year ending December 31, 1998.


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

          As of October, 1998, the Company has no liquidity and no presently available capital resources, such as credit lines, guarantees, etc. and should a merger or acquisition prove unsuccessful, it is possible that the Company may be dissolved by the State of Nevada for failing to file reports, at which point the Company would no longer be a viable corporation under Nevada law and would be unable to function as a legal entity. Should management decide not to further pursue its acquisition activities, management may abandon its activities and the shares of the Company would become worthless. However, the Company's officers, directors and major shareholder have made an oral undertaking to make loans to the Company in amounts sufficient to enable it to satisfy its reporting requirements and other obligations incumbent on it as a public company, and to commence, on a limited basis, the process of investigating possible merger and acquisition candidates. The Company's status as a publicly-held corporation may enhance its ability to locate potential business ventures. The loans will be interest free and are intended to be repaid at a future date, if and when the Company shall have received sufficient funds through any business acquisition. The loans are intended to provide for the payment of filing fees, printing and copying fees and other miscellaneous fees.

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



                               SABER CAPITAL, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                       9/30/98               12/31/97
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
                                                                     ===========            ===========







                               SABER CAPITAL, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS


                                                                                                               4/11/86
                                               For the three months              For the nine months           (Date of
                                                  ended Sept 30,                    ended Sept 30,          inception) to
                                              1998             1997            1998             1997           9/30/98
                                            Unaudited        Unaudited       Unaudited        Unaudited       Unaudited
                                           ------------    ------------    -------------    ------------    ------------

Net sales                                  $      - 0 -    $      - 0 -    $       - 0 -    $      - 0 -    $      - 0 -
Cost of sales                                     - 0 -           - 0 -            - 0 -           - 0 -           - 0 -
                                           ------------    ------------    -------------    ------------    ------------

               GROSS PROFIT (LOSS)                - 0 -           - 0 -            - 0 -           - 0 -           - 0 -

General and
  administrative expenses                         - 0 -           - 0 -            - 0 -           - 0 -           2,000
                                           ------------    ------------    -------------    ------------    ------------



                 NET INCOME (LOSS)         $      - 0 -    $      - 0 -    $       - 0 -    $      - 0 -    $     (2,000)
                                           ============   =============    =============    ============    ============
Net income (loss) per weighted
 average common shares                     $        .00    $        .00    $         .00    $        .00
                                           ============   =============    =============    ============

Weighted average number of
 common shares used to compute
 net income (loss)                            1,000,000       1,000,000        1,000,000       1,000,000
                                           ============    ============    =============    ============






                               SABER CAPITAL, INC.
                          (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



                                                    Common Stock               Additional                          Stock
                                                   Par Value $.001              Paid-in         Retained        Subscription
                                                 Shares         Amount          Capital          Deficit         Receivable
                                               ----------     ----------      -----------      -----------       ----------
Balances at 4/11/86
 (Date of inception)                               - 0 -      $   - 0 -       $    - 0 -       $     - 0 -       $    - 0 -
  Issuance of common stock (restricted)
   at $.002 per share at 4/11/86               1,000,000          1,000            1,000
  Net loss for period                                                                               (1,950)
                                               ---------      ---------       ----------       -----------       ----------
Balances at 12/31/86                           1,000,000          1,000            1,000            (1,950)           - 0 -
  Net income for year                                                                                  (10)
                                               ---------      ---------       ----------       -----------       ----------
Balances at 12/31/87                           1,000,000          1,000            1,000            (1,970)           - 0 -
  Net income for year                                                                                  (10)
                                               ---------      ---------       ----------       -----------       ----------
Balances at 12/31/88                           1,000,000          1,000            1,000            (1,980)           - 0 -
  Net income for year                                                                                  (10)
                                               ---------      ---------       ----------       -----------       ----------
Balances at 12/31/89                           1,000,000          1,000            1,000            (1,980)           - 0 -
  Net income for year                                                                                  (10)
                                               ---------      ---------       ----------       -----------       ----------
Balances at 12/31/90                           1,000,000          1,000            1,000            (1,990)           - 0 -
  Net income for year                                                                                  (10)
                                               ---------      ---------       ----------       -----------       ----------
Balances at 12/31/91                           1,000,000          1,000            1,000            (2,000)           - 0 -
  Net income for year                                                                                - 0 -
                                               ---------      ---------       ----------       -----------       ----------
Balances at 12/31/92                           1,000,000          1,000            1,000            (2,000)           - 0 -
  Net income for year                                                                                - 0 -
                                               ---------      ---------       ----------       -----------       ----------
Balances at 12/31/93                           1,000,000          1,000            1,000            (2,000)           - 0 -
  Net income for year                                                                                - 0 -
                                               ---------      ---------       ----------       -----------       ----------
Balances at 12/31/94                           1,000,000          1,000            1,000            (2,000)           - 0 -
  Issuance of common stock
  (restricted) at $.02 per
  share for private company
  at 8/31/95                                   4,050,000         84,053(1)        (1,000)         (429,885)        (149,843)
  Stock cancelled                             (4,050,000)       (84,053)           1,000           429,885          149,843
  Net income for year                                                                                - 0 -
                                               ---------      ---------       ----------       -----------       ----------
Balances at 12/31/95                           1,000,000          1,000            1,000            (2,000)           - 0 -
  Net income for year                                                                                - 0 -
                                               ---------      ---------       ----------       -----------       ----------
Balances at 12/31/96                           1,000,000          1,000            1,000            (2,000)           - 0 -
  Net income for year                                                                                - 0 -
                                               ---------      ---------       ----------       -----------       ----------
Balances at 12/31/97                           1,000,000          1,000            1,000            (2,000)           - 0 -
  Net income for period                                                                              - 0 -
                                               ---------      ---------       ----------       -----------       ----------
Balances at 9/30/98                            1,000,000      $   1,000       $    1,000       $    (2,000)      $    - 0 -
                                               =========      =========       ==========       ===========       ==========

(1) For a short time stock had no par value.  Par value was later restored to $.001




                               SABER CAPITAL, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS



                                                                                                               4/11/86
                                                                     For the nine months                       (Date of
                                                                       ended Sept 30,                       inception) to
                                                               1998                     1997                   9/30/98
                                                             Unaudited                Unaudited               Unaudited
                                                           -------------            -------------           -------------
OPERATING ACTIVITIES
        Net income (loss)                                  $       - 0 -            $       - 0 -           $      (2,000)
        Adjustments to reconcile
         net income (loss) to cash
         used by operating activities:
         Amortization                                              - 0 -                    - 0 -                      50
                                                           -------------            -------------           -------------

                    NET CASH PROVIDED (USED)
                    BY OPERATING ACTIVITIES                        - 0 -                    - 0 -                  (1,950)

INVESTING ACTIVITIES
Organization Costs                                                 - 0 -                    - 0 -                     (50)
                                                           -------------            -------------           -------------

                    NET CASH USED BY
                    INVESTING ACTIVITIES                           - 0 -                    - 0 -                     (50)

FINANCING ACTIVITIES
        Proceeds from sale of
         common stock                                              - 0 -                    - 0 -                   2,000
                                                           -------------            -------------           -------------

                    NET CASH PROVIDED BY
                    FINANCING ACTIVITIES                           - 0 -                    - 0 -                   2,000
                                                           -------------            -------------           -------------

                    INCREASE IN CASH
                    AND CASH EQUIVALENTS                           - 0 -                    - 0 -                   - 0 -

        Cash and cash equivalents
        at beginning of year                                       - 0 -                    - 0 -                   - 0 -
                                                           -------------            -------------           -------------

                    CASH & CASH EQUIVALENTS
                    AT END OF PERIOD                       $       - 0 -            $       - 0 -           $       - 0 -
                                                           =============            =============           =============





                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               SABER CAPITAL, INC.




Dated: October 26, 1998      s\Krista Nielson
                          ------------------------------------------------------
                          Krista Nielson, President, CEO and Director




Dated: October 26, 1998      s\Sasha Belliston
                          ------------------------------------------------------
                          Sasha Belliston, Secretary/Treasurer, CFO and Director