Form 10-Q
period 1999-09-30
SILVERZIPPER COM INC
filed 1999-11-15
CIK 866491

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MarkOne)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       Or

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                        For the transition period from to

                       Commission file number: 33-55254-08


                             silverzipper.com, Inc.
             (Exact name of registrant as specified in its charter)

            NEVADA                                         87-0434286
 (State or other jurisdiction                            (IRS Employer
       of incorporation)                              Identification Number)


             350 FIFTH AVENUE, SUITE 1222, NEW YORK, NEW YORK 10118
               (Address of principal executive offices) (Zip code)


                                 (212) 563-7040
              (Registrant's telephone number, including area code)


                                 Not Applicable
             (Former name or address, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

The number of shares of Class A Common Stock, $.001 par value, outstanding at November 12, 1999 was 3,476,080.

                             silverzipper.com, Inc.


                                      Index

PART 1 - Financial Information

ITEM 1.  Financial Statements

     Consolidated Balance Sheets - September 30, 1999 and December 31, 1998.

     Consolidated Statements of Operations - Nine Months and Three Months Ended September 30, 1999.

     Consolidated  Statements  of Cash Flows - Nine Months Ended  September  30,
     1999.

     Notes To Consolidated Interim Financial Statements - September 30, 1999.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


PART II - Other Information

ITEM 6.  Exhibits and Reports on Form 8-K

SIGNATURES

PART 1 - FINANCIAL INFORMATION
ITEM 1.  Financial Statements


     silverzipper.com, Inc. (formerly Saber Capital, Inc.) and Subsidiaries
                           Consolidated Balance Sheets

                                                                                  September 30,   December 31,
                                                                                      1999           1998
                                                                                  ------------    -----------
                                                                                   (Unaudited)

         ASSETS
CURRENT ASSETS:
   Cash ........................................................................   $   158,207    $    93,081
   Accounts receivable, net ....................................................        54,596        101,408
   Inventory ...................................................................     1,989,240        768,804
   Prepaid expenses and other current assets ...................................       108,074         78,073
                                                                                   -----------    -----------
      Total current assets .....................................................     2,310,117      1,041,366
                                                                                   -----------    -----------
PROPERTY AND EQUIPMENT, NET ....................................................        24,021         22,566
                                                                                   -----------    -----------

OTHER ASSETS:
   Intangible assets, net ......................................................       842,436        916,786
   Deposits ....................................................................         4,767          4,767
                                                                                   -----------    -----------
                                                                                       847,203        921,553
                                                                                   -----------    -----------
                                                                                   $ 3,181,341    $ 1,985,485
                                                                                   ===========    ===========
         LIABILITIES AND
  STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable ............................................................   $   403,244    $   261,639
   Accounts payable-Factor .....................................................     3,312,570      2,060,558
   Accrued expenses ............................................................       454,403        125,201
   Notes payable ...............................................................       125,000      1,000,000
                                                                                   -----------    -----------
      Total current liabilities ................................................     4,295,217      3,447,398
                                                                                   -----------    -----------

LONG-TERM LIABILITIES:
   Notes payable-Stockholders ..................................................          --        1,834,018
                                                                                   -----------    -----------
Total liabilities ..............................................................     4,295,217      5,281,416
                                                                                   ===========    ===========
STOCKHOLDERS EQUITY:
 Class A Common Stock,  $0.001 par value Authorized - 100,000,000 shares, issued and outstanding, 3,476,080 shares at September 30,1999 and 2,870,000 shares at
   December 31, 1998 ...........................................................         3,476          2,870
  Additional paid-in capital ...................................................     3,901,220        499,130
  Retained earnings/(deficit) ..................................................    (5,018,573)    (3,797,931)
                                                                                   -----------    -----------
      Total Stockholders' Equity/(deficit) .....................................    (1,113,877)    (3,295,931)
                                                                                   -----------    -----------
                                                                                   $ 3,181,341    $ 1,985,485
                                                                                   ===========    ===========

             See Notes to Consolidated Interim financial Statements

      silverzipper.com, Inc. (formerly Saber Capital, Inc.) and Subsidiary
                      Consolidated Statements Of Operations
                                   (Unaudited)

                                                  Nine Months Ended             Three Months Ended
                                                    September 30,                 September 30,
                                                    -------------                 -------------

                                                1999           1998           1999          1998
                                                ----           ----           ----          ----

Sales, net ..............................   $ 2,948,523    $ 2,694,675    $ 2,242,325   $ 2,277,544
Cost of goods sold ......................     2,064,380      2,206,006      1,434,138     1,615,787
                                            -----------    -----------    -----------   -----------

Gross Profit ............................       884,143        488,669        808,187       661,757

Operating expenses ......................     1,789,904      1,623,855        585,186       493,045
                                            -----------    -----------    -----------   -----------

Operating Income/(Loss) .................      (905,761)    (1,135,186)       223,001       168,712

Interest expense (net) ..................       314,881        444,495        102,971       165,947
                                            -----------    -----------    -----------   -----------

Earnings/(Loss) Before Income Taxes .....    (1,220,642)    (1,579,681)       120,030         2,765

Provision for income taxes ..............          --             --             --            --
                                            -----------    -----------    -----------   -----------

Net Income/(Loss) ........................  $(1,220,642)   $(1,579,681)   $   120,030   $     2,765
                                            ===========    ===========    ===========   ===========

Income/(loss) per share-basic and diluted   $     (0.42)   $     (0.55)   $      0.04   $      0.00
                                            ===========    ===========    ===========   ===========


Weighted Average Number
    Of Shares Outstanding ...............     2,932,244      2,870,000      3,056,734     2,870,000
                                            ===========    ===========    ===========   ===========


                              See Notes to Consolidated Interim Financial Statements

      silverzipper.com, Inc. (formerly Saber Capital, Inc.) and Subsidiary
                      Consolidated Statements Of Cash Flows
                                   (Unaudited)

                                                                     Nine Months Ended
                                                                        September 30,
                                                                        -------------
                                                                    1999            1998
                                                                    ----           -----

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income/(Loss) ....................................   $(1,220,642)   $(1,579,681)
      Adjustments to reconcile net income/(loss) to
         Cash used by operating activities:
            Depreciation and amortization ..................        81,654         77,100
            Decrease/(increase) in:
                  Accounts receivable, net .................        46,812         73,539
                  Inventory ................................    (1,220,436)    (2,005,386)
                  Prepaid expenses and other current assets        (30,001)       (12,936)
            Increase/(decrease) in:
                  Accounts payable .........................       141,605        186,129
                  Accrued expenses .........................       329,202        (28,150)
                                                               -----------    -----------
   Net cash provided by/(used in) operating activities .....    (1,871,806)    (3,289,385)
                                                               -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment ..................        (8,759)       (23,988)
                                                               -----------    -----------
   Net cash used in investing activities ...................        (8,759)       (23,988)
                                                               -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from private placement of common
            stock, net of offering costs ...................       863,879           --
         Merger expenses ...................................      (225,000)          --
         Proceeds from private placement of promissory notes          --        1,000,000
         Increase in accounts payable-Factor ...............     1,252,012      2,157,779
         Repayment of acquisition note payable .............          --         (134,355)
         Net repayment of notes payable-stockholders .......       (20,000)       (99,209)
         Advances from investors ...........................        75,000           --
                                                               -----------    -----------
     Net cash provided by financing activities .............     1,945,691      2,924,215
                                                               -----------    -----------

     Net increase/(decrease) in cash .......................        65,126       (389,158)
     Cash at the beginning of the year .....................        93,081        395,364
                                                               -----------    -----------
     Cash at the end of the period .........................   $   158,207    $     6,206
                                                               ===========    ===========

   Supplemental Disclosure of Cash Flow Information:
        Cash paid during the period for:
         Interest ..........................................   $   300,913    $   428,496
                                                               ===========    ===========

   Supplemental Disclosure of Non-Cash Investing Activities:
         Conversion of notes payable into common stock .....   $   950,000    $      --
                                                               ===========    ===========

          Conversion of notes payable-stockholders into
         common stock ......................................   $ 1,814,018    $      --
                                                               ===========    ===========


              See Notes to Consolidated Interim Financial Statement