Form 10KSB
period 1999-12-31
SILVERZIPPER COM INC
filed 2000-04-17
CIK 866491

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999

                                       Or

[ ] Transition  report under Section 13 or 15(d) of the  Securities  Exchange
    Act of 1934

                       Commission file number: 33-55254-08

                             silverzipper.com, Inc.
             (Exact name of registrant as specified in its charter)

        NEVADA                                            87-0434286
(State of Incorporation)                    (IRS Employer Identification Number)


                81 HOLLY HILL LANE, GREENWICH, CONNECTICUT 06830
              (Address of principal executive offices) (Zip code)

      (Registrant's telephone number, including area code): (203) 661-5959


                 Securities registered pursuant to Section 12(b) of the Exchange Act: None Securities registered pursuant to Section 12(g) of the Exchange Act:
                Class A Common Stock, par value $0.001 per share
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

For the fiscal year ended December 31, 1999, registrant's consolidated revenues were $5,563,557.

On April 12, 2000, the aggregate market value of the outstanding shares of voting stock held by non-affiliates of the registrant was approximately $11,298,120.

On April 6, 2000, 5,506,040 shares of the registrant's Class A Common Stock, $.001 par value were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I

Item 1.           Description of Business

Formation of the Company

     American Sports Group, Inc., a Delaware corporation, was organized in 1998 to exploit the opportunity for significant growth through acquisition in the sport apparel/accessories and active wear markets and to become an Internet retailer of this product category. On or about July 1, 1999, American Sports Group, Inc. acquired all of the outstanding capital stock of Robern Skiwear, Inc. ("Robern"), a New York corporation founded in 1982, in a transaction accounted for in a manner similar to a pooling of interests. Robern conducts a skiwear and snowboard wear business. American Sports Group, Inc. and Robern were under common control at such time. Also, at or about that time, American Sports Group, Inc. changed its name to "silverzipper.com", Inc. ("SZIP Delaware").

     On or about July 27, 1999, SZIP Delaware entered into a Stock Exchange Agreement (the "Saber Agreement") with Saber Capital, Inc., a Nevada corporation ("Saber"). SZIP Delaware entered into the Stock Exchange Agreement to "go public" by its combination with Saber. Under the Saber Agreement, all of the SZIP Delaware common stock outstanding was exchanged for certain newly issued shares of Saber common stock. The merger was accounted for as a reverse acquisition in a manner similar to a pooling of interests.

     Saber was incorporated in December 1993. Thereafter, shares of Saber's Common Stock were publicly distributed for nominal consideration pursuant to a registration statement under the Securities Act of 1933. The purpose was to create a publicly owned "shell" entity which would be available for a future transaction. To the knowledge of SZIP Delaware, Saber had not conducted any business and had no significant assets or liabilities prior to the signing and closing of the Saber Agreement.

     At the time of the Saber Agreement, SZIP Delaware had 1,470,000 shares of Common stock outstanding. At such time, Saber had 729,200 shares of Class A
Common Stock ("Common Stock") outstanding. In accordance with the Saber Agreement, Saber issued 1,470,000 shares of its Common Stock in exchange for the outstanding Common Stock of SZIP Delaware. As a result, Saber then had 2,199,200 shares of Common Stock outstanding. Shortly after the acquisition, Saber changed its name to silverzipper.com, Inc. (referred to as the "Company"), and its trading symbol was changed to SZIP. The Company's common stock is traded on the Over the Counter Bulletin Board.


The Company's Business Objective

     The Company has identified an opportunity to provide a branded e-commerce delivery platform to complement its "bricks and mortar" sales, and concurrently consolidate within the sport apparel/equipment/accessory and active wear industry. The Company's plan is to acquire by merger or purchase respected, well-managed active wear, sport apparel, sport shoes, equipment and accessory companies that have established "brands." These recognized brands will be marketed via the Company's Internet web-site that is being developed by the Company sport specialties, (snowboarding, skateboarding, surfing, skiing, biking, in-line skating, rock climbing and mountain climbing) while targeting the markets of generation "X" and generation "Y."

     The executive offices of the Company are located at 81 Holly Hill Lane, Greenwich, Connecticut 06830, and its telephone number is 203-661-5959.

Acquisition of GreekCentral.com, Inc.

     On March 2, 2000, the Company, Silverzipper Internet, Inc., a Florida corporation ("Silverzipper Internet"), a wholly owned subsidiary and GreekCentral.com, Inc., a Florida corporation ("GreekCentral.com"), entered into an Asset Purchase Agreement and consummated the acquisition of substantially all of the assets of GreekCentral.com by Silverzipper Internet. The primary asset acquired by Silvezipper Internet was the GreekCentral.com website, including the URL and related intellectual property.

     The GreekCentral.com website is a well-recognized online community and portal for college life. With a focus on fraternity and sorority affiliation, GreekCentral.com provides news, music, games, academics, shopping and interaction. The Company believes that by focusing on a niche target with grassroots marketing efforts, it has effectively penetrated this audience. These efforts maintain the loyalty of users, as evidenced by GreekCentral's long user session lengths and high repeat traffic. The Company plans to operate GreekCentral.com in its current form, and take advantage of joint marketing and traffic driving opportunities for the GreekCentral.com and silverzipper.com websites. In addition, the team from GreekCentral will be responsible for building, maintaining and marketing the silverzipper.com website which is scheduled to launch in the Fall of 2000 and can be previewed at www.silverzipper.com.

     The purchase price of the assets purchased by Silverzipper Internet was 550,000 shares of restricted common stock of silverzipper, which shares of common stock were delivered to GreekCentral.com at the March 2, 2000 closing and the assumption of $3,000,000 in debt. The purchase price was subject to a working capital determination based on a specific formula. There was not an adjustment made to the purchase price at the closing due to the working capital determination. The purchase price also provides GreekCentral.com a protective feature which guarantees a $5.00 per share value of the silverzipper common stock provided as consideration for the GreekCentral.com assets when the common stock becomes freely tradable either by a valid registration of the common stock or via Rule 144 of the Securities Act of 1933, as amended. In the event the market value of the silverzipper common stock is not $5.00 on the day the common stock is available for resale, then silverzipper shall issue additional shares of common stock which are necessary to make up any shortfall to the then holders of the common stock.

Acquisition of Serac

     On or about March 21, 2000, the Company acquired, through Serac Acquisition, Ltd., a wholly owned subsidiary, all of the outstanding capital stock of Serac Sports, Ltd. ("Serac"), an Alberta, Canada corporation, pursuant to an Arrangement Agreement dated as of December 30, 1999. Serac is a well regarded skiing and outdoor clothing company based in Calgary, Alberta, Canada, with the majority of its sales in the United States. Serac's early product focus was ski apparel. Product diversification resulted in the introduction of cycling and running "cross-training apparel." Serac now designs, sources and distributes outdoor apparel and accessories for major growth sports markets currently serving the recreational outdoor and ski/snowboard markets in North America from its Greenwich, Connecticut and Calgary, Alberta locations. In addition, Serac has introduced its products into Europe through a distribution agreement with Elho Munich. Serac is a licensee of the W.L. Gore Company and currently supplies apparel using Gore fabrics to ski resorts and other industries across North America.

     The purchase price for the Serac capital stock acquired by silverzipper is the sum of $3,000,000 consisting of $400,000 in cash and $2,600,000 in silverzipper common stock valued, in accordance with the Arrangement Agreement, at $4.17 per share. By the terms of the Arrangement Agreement, the common stock is not transferable before March 1, 2001 and additional restrictions may apply to persons who are "affiliates" of Serac. In addition, silverzipper will have to provide funding for the payment of certain loans due to former officers and directors of Serac in the aggregate amount of approximately $300,000. As part of the closing, the Company became obligated for the payment due by Serac to its commercial factor. The Company believes that Serac's receivables and inventory are sufficient to cover that liability.

The Sportswear Market

     According to the National Sporting Goods Association (NSGA), sales of sporting apparel, equipment and accessories totaled $45 billion in 1999. This is significantly larger than the total U.S. market for either toys or books. While the total sporting goods category is growing at a rate of 6% annually, the Internet segment is growing at a robust pace. Forrester Research estimates U.S. sporting goods online will grow at an annual growth rate of 91% to $4.2 billion in 2004, and JP Morgan predicts global online sales of $38.2 billion by 2009.

     Participatory sports are close to the hearts of Generation "i." (the "Internet Generation"). These sports are perceived as an authentic way to communicate with this savvy segment in a language they call their own. Few other categories have this direct access to the Generation "i" lifestyle.

     Significantly for the Company, sporting apparel has crossed over into casual, street and even business wear. Snowboard apparel is growing at a much higher rate than snowboard equipment, due to a strong street appeal to the look. The snowboard look has easily translated into streetwear. This exposes the Company to not only participants in the sports we feature, but those who aspire to the fashion or look of the performance apparel. This expands the Company's business potential beyond sporting products to all products associated with the Generation "i" lifestyle.

The Internet

     The Internet is an increasingly significant medium for communication, information and commerce. This provides opportunity for the properly positioned company with a branded e-commerce platform.

The Target Market:  Generation "i"

     The combination of Generations "X" and "Y" have been dubbed the Internet Generation or Generation "i," to reflect the way the Internet has completely transformed our society, economy, and this demographic group's leadership role in that shift.

The Medium:  The Web

     International Data Corporation estimates that there were 97 million Web users worldwide at the end of 1998 and anticipates this number will grow to approximately 320 million users by the end of 2002. Forrester Research predicts these online users will generate $100 billion of e-commerce by 2003.

     The unique characteristics of the Internet provide a number of advantages for online retailers as they have the ability to "display" a larger number of products than traditional store-based or catalog retailers at a lower cost. In addition, online retailers are able to frequently adjust their featured selections, editorial content, shopping interfaces and pricing, providing significant merchandising flexibility. Perhaps most important, web-based retailers have the ability to reach targeted audiences across the globe with communication and offerings catering to their specific interests, thus offering mass customization.

     Sports apparel, shoes, equipment and accessory demographics are particularly ideal for online distribution. According to a study conducted by the Leisure Trends Group and reported in the Denver Post, 80% of all skiers and snowboarders were online by the end of 1998. The same study shows that the Internet is second only to brochures as a means of delivering ski vacation and resort information to skiers and snowboarders. For the Generation "X" and "Y" dominated snowboard market, the Internet is already a principal medium: 95% of all U.S. college students are estimated to be on the Internet.

The Channel:  Direct
     "The Company believes that the real winners on the `Net will be firms that sell their own products directly to consumers."

     The Internet is helping transform the distribution channel for the products we buy. It is propelling a direct revolution that is removing the middlemen from the supply chain and empowering the end-user. Buyers are now equipped with product information and the ability to compare offerings easily, which have made them smarter consumers.

     Companies have become more in touch with their consumers, and offer better value by going direct. However, not every company can go direct to consumers without alienating the traditional distribution channel.

     By having a diversified brand portfolio, and unique brands for each channel of distribution, silverzipper.com is positioned to maintain our core retail relationships while offering our consumers authenticity and the advantages of direct sales.

Growth Strategy

     The Company's strategy is to create an interactive online retailing model for selling branded niche-sports apparel, shoes, equipment, and related life-style accessories featuring sportswear brands which it plans to acquire. The Company will attempt to "re-tool" this model to create a branded, destination site or "vortal" (vertical portal) based on the sport and lifestyle for each acquired niche sports group, or groups who share target audience demographics such as mountain biking, snowboarding, skateboarding and surfing. The Company intends to purchase well regarded, authentic niche sports related apparel, shoe, equipment and accessory brands, eliminating the redundant support activities such as distribution, purchasing and financing and market their products through various Internet websites.

     The Company is convinced that the real winners on the Internet will be the firms that sell their own products directly to the consumer and not those that become yet another link in the distribution chain. The Company's overall objective is to maintain a premiere brand in authentic sporting lifestyle related products, while emphasizing the consumer benefits of our direct distribution.

     The key differentiator that silverzipper.com has is being able to offer value for money, and being directly in touch with our consumers. Relying merely on price differentiation will not build a strong brand. With that in mind, the Company has created a compelling destination and online community. By owning and leveraging our proprietary brands, the Company will be perceived as having a deeper understanding of the consumers' view. We're not just business people, we're team riders, designers and vertical lifestyle enthusiasts. Our website design team is edgy and irreverent, they live the lifestyle we're targeting. The Company's site and marketing efforts leverage this authenticity.

     Fully encompassing the lifestyle associated with Generation "i" and sporting apparel and goods, the Company's website has sports-lifestyle related content presented with a tone of sarcasm and wit, combined with interaction, animation and graphics. The direct link the consumer has to the brands is highlighted, offering added value, quality, and authenticity. silverzipper.com is the cool place that directly links the consumer with the brands' designers, founders and team riders.

     This content is seamlessly integrated into the site's product sales, in order to drive purchases.

     The Company's website, silverzipper.com, is scheduled to launch in Fall 2000. It is currently available for preview at: www.silverzipper.com

Product Lines

         Robern

     The Company acquired all of the outstanding capital stock of Robern on or about July 1, 1999, the business of which was established in 1982, and which designs and distributes snowboard and ski clothing (Drift(R) and Ski Gear(R)) and active wear apparel. Robern offers a complete collection of "sport-specific" active apparel. With a focus on its ski heritage and "mountain roots", Robern's designs combine technical and functional features with an eye toward fashion. Robern products include the following:


         Drift(R) Boardwear

     This clothing line was introduced in 1992 as an extension of Robern's traditional "alpine" skiwear business. While alpine wear has relatively slow growth, snowboarding is expanding rapidly. The overwhelming majority of new participants on the slopes are young (14-25 years old) and snowboarding. Drift(R) has very quickly become a presence within the snowboarding industry. Drift(R) designs, manufactures, and markets several tiers of technical clothing for male and female customers of all ages. Drift(R) has relationships with independent designers for forecasting and styling, twenty-plus "team riders" for technical input and support, and management's eighteen years of skiwear manufacturing ability results in product that is in fashion.

     Since its inception, Drift(R) has grown through controlled distribution. Drift(R) currently sells to approximately 300 dealers, representing 1,500-1,800 outlets nationally. Distribution is limited to board-specific retailers, select sporting goods stores and fashion retailers. Due to the multi-tiered nature of its product offerings, Drift(R) products are sold to fashion retailers such as Urban Outfitters in Pennsylvania and Pacific Sunwear in California, as well as specialty snowboard retailers such as Bavarian Village in Illinois and Blades and Boards in New York. The highest growth in Drift(R)'s account structure has come from those retailers who have developed on-line businesses, such as "Delias" in New York, "The House" in Minnesota, and "Cold Fusion" in California.

         Ski Gear(R) Skiwear

     Robern's skiwear products include basic ski bibs, insulated ski pants and jackets which are basic, non-high fashion categories for many discount and sporting goods chain stores under various brand names including Ski Gear(R). Principal accounts for these products include Walmart, The Sports Authority, Burlington Coat Factory and Academy.

     Robern's relationship with retailers and manufacturers allows the Company to develop product as specified by the customer. Major retailers such as The Sports Authority, Wal-Mart, Burlington Coat Factory, Academy, Dick's Sporting Goods and Pacific Sunwear use this program to retail clothing and accessories under their own brands.

         Serac

     The Serac product line consists of high quality, technical and functional offerings. Serac's outerwear serves cold weather needs of the outdoor enthusiast. The product design group use leading edge fabrics including "Gore-Tex", careful placement of ventilation controls and layering systems. Its ski and snowboard line focuses on "classical design" incorporating technical features. Rather then rely on the need to be flashy, this blend of tradition and high tech is what creates the products popularity.

     Serac products include the following:

     Serac(R) Outerwear/Mountaineering

     Serac's outerwear serves cold weather needs of the outdoor enthusiast. The product design group use leading edge fabrics including "Gore-Tex", careful placement of ventilation controls and layering systems.

     Serac(R) Outerwear/Ski/Snowboard

     The focus is on "classical design" incorporating technical features. Rather then rely on the need to be flashy, this blend of tradition and high tech is what creates to products popularity.

     Serac(R) Sleeping Bags

     Serac has developed a state of the art line of synthetic and down bags which incorporate point of purchase packaging as well as several design features. This line should enable Serac to generate counter seasonal revenues while taking advantage of its core "cold weather" expertise.

     Serac(R) Back Packs

     Serac offers a limited line of backpacks. This line creates both brand awareness and extension by appealing to the youth/student markets as well as the user markets of ski, outdoor and trekking apparel.


Internet Marketing

     The Company's strategy is to create silverzipper.com as an e-commerce lifestyle brand for the Generation "i" consumer. Ultimately the Company intends to transcend sports apparel to include other product areas relevant to the target market. To achieve our goal we intend to build brand equity for our online product brands and for the silverzipper.com brand.

     The Company plans to combine online vehicles, traditional media, event sponsorships, promotions, and public relations to increase brand awareness for both the silverzipper.com brand and our product brands.

     silverzipper.com's anticipated click and mortar business model will be a key asset in developing a cost effective marketing campaign that we anticipate will drive Generation "i" people to our website.

     Using promotional activities, word-of-mouth networks, magazines, giveaways and local activities, silverzipper.com will seek to establish our brands as edgy, authentic, and "on the scene."

Grassroots Events and Promotional Activity

     The Company is planning a grass roots marketing campaign directed at target consumer events to maximize exposure with a minimal expense. Happenings such as ESPN's Winter X games, US Surfing Championships, and ASA Pro In-line Skating Tour, provide potential avenues for the Company to gain exposure. We plan to sponsor celebrities and events and we anticipate that distributing promotional items for the spectators will help create the desired awareness for silverzipper.com.

     To keep repeat traffic coming to our site and to encourage new visitors, we are focusing on our contests and giveaways. Currently, the Company's preview website offers a weekly prize drawing for items like Serac ski jackets.

SZIPhead Affiliate Program

     We intend to create a "SZIPhead Affiliate Program." SZIPheads will receive a commission on every purchase that they drive to the site. Using e-mail links, banners on their websites, business cards, and "silverzipper coins" imprinted with the SZIPhead's unique affiliate code, these fans of silverzipper.com can become selling agents for the Company.

Outstanding Collateral Materials

     silverzipper.com is developing outstanding collateral materials to give away as part of the website launch and ongoing marketing. As an Internet company, we plan to target a "net-savvy" audience.

Co-Branded Wearable Advertising

     The Company's ability to easily and cost-effectively source all varieties of sporting apparel allows us to create silverzipper.com branded apparel and accessories. Including hats, backpacks, t-shirts, jackets, and more, these "wearable billboards" are giveaways for the Company's numerous promotional activities and events.

Public Relations

     Management believes a complete marketing campaign requires a comprehensive public relations objective. With the acquisition of GreekCentral.com, silverzipper.com gains a team experienced in leveraging both consumer and trade press.

Sourcing

     The Company presently obtains products from high quality, lower cost Asian suppliers. All goods are produced to order, at a fixed cost, on a contract basis. The Company assumes no variable manufacturing cost exposure. The following description is expected to also apply to sourcing for products of companies that may be acquired by the Company.

     Currently the Company uses a small number of factories located in China, Hong Kong, Macao, Taiwan and Korea. Communication is maintained with the factories by e-mail, facsimile and telephone. Each factory is visited by management twice a year, and factory representatives periodically visit the Company's offices. In addition, the Company has agents in each country who monitor production, quality control and timely delivery. These agents work on a fixed, percentage basis.

     Finished  goods are  shipped by  vessel,  in full  containers,  to a public warehouse in California. All shipments from the factories are made in "prepacks", a carton containing an assortment of sizes and colors, by style, according to customer orders. Because of this, as goods are received at the warehouse, they are efficiently re-routed to customers.

     Transactions with Asian suppliers are denominated in United States dollars. Purchase orders with certain suppliers may contain pricing adjustment clauses that identify a certain range of currency translation rates. Currency rate fluctuations outside the expected range are identified and the price paid to the supplier in United States dollars is increased or decreased accordingly. Any weakening of the United States dollar in relation to relevant foreign currencies may result in increased costs to the Company. In addition, a significant weakening of the United States dollar could result in a refusal of Asian suppliers, whose transactions are denominated in United States dollars, to honor their supply arrangements. Although no such refusals have occurred in the past, no assurance can be given that such refusals will not occur in the future. The Company's arrangements with its manufacturers and suppliers are subject to the risks of doing business abroad, including risks associated with economic or political instability, including war and revolution, and those related to import tariffs, duties and quotas.

     The Company has no long-term agreements with its suppliers for the purchase of products. Each purchase order is negotiated separately. Purchase orders are placed on an annual basis and are intended to cover the substantial portion of the Company's requirements for the forthcoming selling season. Supplemental orders are placed during the selling season to cover additional needs. The Company is not committed to purchase and the suppliers are not committed to sell products beyond those that are the subject of each individual purchase order.


     The Company has continuing relationships with its suppliers that it believes are satisfactory. The Company believes that the number and geographical diversity of its suppliers will enable it to continue to obtain sufficient quantity of products in conformity with its requirements. However, if a significant number of suppliers become unable or unwilling to continue to produce apparel or to meet delivery schedules, the Company's operations could be materially disrupted, especially over the short term.

Seasonality

     The ski wear and snowboard wear business is highly seasonal. Orders are placed by customers between January and March. The Company then places its orders with suppliers in April. Shipment by its suppliers of their principal orders begins in August and continues until December or later. Payment to the Company commences in October and continues into February or March of the following year. Because seasonal sales result in irregular cash flows, the Company is required to maintain greater short-term financing arrangements than would be necessary if sales were spread more evenly throughout the year.

Sales by Representatives and the Company's Dependence on Major Customers

     The Company now uses manufacturers' representative organizations in United States for its distribution of Robern products. These representatives have exclusive territories and are prohibited from carrying competing lines. Some representatives carry complimentary lines, such as ski and snowboard accessories, gloves, goggles, etc. Compensation is on a commission basis, ranging from 3% to 7%. The Company's largest accounts are handled directly by its management.

     During its fiscal year ended  December 31, 1999, the Company (not including
Serac)  had  approximately  400  active  accounts,   teo  of  which  represented
approximately 40% each of total sales volume for such year.

Competition

     The Company's product lines are subject to intense competition. The Company believes its supplier system, including pricing, and its designs, brand name recognition, designs and high quality should permit it to compete effectively.

     Many of the Company's competitors have manufacturing capacity, experience and financial resources that are greater than those of the Company. Such competitors have the funding to develop consumer advertising campaigns to stimulate demand for their brand name products. The Company must compete with numerous manufacturers of "moderate" priced snowboard and "budget" priced ski wear, although many have lower sales volumes than the Company. The Company also competes with manufacturers of "moderate" and "high end" ski wear. The dominant companies in the industry include Columbia, North Face, Burton, Quicksilver, Patagonia Hilly - Hansen and Marmot.

Trademarks

     The Company has four trademarks registered with the United States Patent and Trademark Office, namely Drift(R), Ski Gear(R), Serac(R) and GreekCentral.com(R). There can be no assurance that any of the Company's trademarks will be adequately protected against infringement or that the Company will not be found in some manner to be infringing on another party's mark, any of which could adversely affect the Company's business.

Employees

     The total number of persons (including executive officers) employed by the Company as of December 31, 1999 was seven. An additional 13 employees were added with the acquisition of Serac and GreekCentral. None of the employees are covered by a collective bargaining agreement. Management believes that its relationship with its employees is good.

Credit Facilities

     The Company has an ongoing financing agreement with a lender providing for a line of credit (the "Line of Credit"). This is the Company's sole source of working capital debt at this time. Borrowings under the Line of Credit may be by cash advances, letters of credit and payment due on presentation of documents. Interest is payable on the outstanding balance at a rate of 3% in excess of the prime commercial lending rate in effect from time to time. At December 31, 1999, the lender was owed approximately $1,100,000.

     The borrowings are secured by liens on substantially all of the assets of the Company. Under the agreement, the Company is prohibited from selling or pledging any of its assets without the lender's consent.

     Under the factoring provisions, the lender guarantees the face amount of certain receivables accepted by it. The Company pays the lender a base factoring fee of 1.5% on all receivables. The lender assumes the credit risk for the guaranteed receivables and the Company retains the collection risks associated with customer disputes, claims, returns and any causes other than the customer's financial inability to pay. Since lending is asset based, the amount of credit is limited by the value attributed to orders/inventory and to the collateral available to supplement the difference between the valuation of inventory and its cost (usually 60%).

     The lender also may terminate the Line of Credit on 30 days' notice given at any time and immediately without notice in the event of a default by the Company of any of its material obligations. In the event of such default, the lender would be entitled to foreclose on its liens covering the Company's assets, which would materially adversely affect the Company's operations and its ability to continue in business.

     The agreement restricts the Company, without the lender's consent, from paying dividends and/or distributions to the stockholders.

     In order to extend the ability of the Company to finance sales, the principal stockholders have arranged for the deposit of certain financial assets as collateral with the lender and have given certain personal guarantees. (See "Certain Transactions.") The Company will not be able to substantially increase sales unless it can substantially increase the funds available from its lender, obtain an enlarged credit facilities or restructure operations to provide a more constant and less seasonal cash flow.


     Item 1. This Form 10-KSB contains forward-looking statements which involve risks and uncertainties. When used herein, the words "anticipate," "believe," "estimate," and "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements within the meaning of Private Securities Litigation Reform Act of 1995. These statements are subject to numerous risks and uncertainties that could cause actual results, performance and achievement to differ materially from those described or implied in the forward-looking statements, and reported results should not be considered an indication of future performance. Those potential risks and uncertainties include without limitation; the need for us to implement and execute our internet strategy, the development of our products and markets, the development of alternative products and technologies by third parties, the uncertainty of the future economic environment, and the uncertainty of market acceptance and demand for the Company's products in the future.

     The Company's actual results, performance or achievements could differ materially from the results expressed in or implied by these forward-looking statements.


     Item 2. Description of Property : The Company's principal offices and showroom are located in an approximately 3,000 square foot leased premises in Greenwich, CT at a cost of $75,000 per year expiring on January 31, 2003. Serac, a wholly owned subsidiary of the Company, leases 900 square feet of office space in Greenwich, CT at an annual cost to the Company of $30,000 and this lease expires on January 31, 2003.


     Item 3. Legal Proceedings

     The Company is not a party to any pending litigation, nor, to its knowledge, is any litigation threatened.


     Item 4. Submission of Matters to a Vote of Security Holders

         None.

                                     PART II

     Item 5.  Market  for  Registrant's  Common  Stock and  Related  Stockholder
Matters

     The Company's Common Stock has been listed on the Over the Counter Bulletin Board since April 21, 1999. Until September 7, 1999, it was quoted under the symbol SBCL, and since then, has been quoted under the symbol SZIP.

                                             High               Low
                                                      Bid

         April 21, 1999 to
         June 30, 1999                       $ *                $   *
                                              ---                ----
         July 1, 1999 to
         September 30, 1999                  $ *                $   *
                                              ---                ----

         October 1, 1999 to
         December 31, 1999                   $5.25              $2.25

         *Quotes are unavailable for these periods.

     The closing  price of the  Company's  Common  Stock on the Over the Counter
Bulletin Board on April 6, 2000 was $3.00 per share. The Company had approximately 762 stockholders of record as of such date.

     The Company has not paid cash dividends on any shares of its Common Stock and the Company's Board of Directors intends to continue this policy for the foreseeable future. In addition, the Company's agreement with its lender prohibits it from paying any dividends to stockholders.

     Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Background

     On  July  27,  1999,  Saber  Capital,  Inc.  (a  Nevada  corporation)  (the
"Company"), pursuant to a Stock Exchange Agreement, issued 2,095,000 of its authorized and unissued shares of common stock in exchange for 100% of the issued and outstanding common stock of silverzipper.com, Inc., a Delaware corporation ("silverzipper Delaware"). On August 30, 1999, the Board of Directors of the Company amended its Articles of Incorporation to change the name of the Company to silverzipper.com, Inc. (a Nevada corporation). silverzipper Delaware was organized in 1998 by the principal shareholders of Robern Skiwear, Inc. ("Robern") for the purpose of acquiring branded sport apparel and accessory companies and to market their products online via the Internet. Robern designs and markets snowboard clothing, skiwear ("Drift" and "Ski Gear"), and active wear apparel. Effective July 1, 1999, Robern became a wholly-owned subsidiary of silverzipper Delaware.

     For purposes of these financial statements, the Company and its wholly owned subsidiaries, silverzipper Delaware and Robern, are combined for all periods.

Fiscal Year 1999 as Compared to Fiscal Year 1998

     Net sales for the year ended December 31, 1999 were $5,564,000 as compared with net sales of $6,689,000 for the year ended December 31, 1998, an decrease of $1,125,000, or 17%. The decrease in net sales was primarily due to the
unseasonably  warm  weather  conditions   throughout  the  country.   Given  the
demographics of the end-user of the Company's products, management has determined that a shift from its traditional selling focus to an internet retailing model will significantly enhance its growth opportunities. Further, management believes that by diversifying through the acquisition of other companies in the sports apparel and accessories business will serve to "weather-proof" the Company.

     Cost of sales in 1999 was $379,000, or 79% of sales as compared with cost of sales in 1998 of $4,979,000 (74% of sales). This was due primarily to the stronger demand of its lower margin "Ski Gear" product line versus its higher margin "Drift" line.

     Operating expenses during the 1999 period were $3,022,000 (54% of sales) as compared with operating expenses of $2,388,000 during 1998 (36% of sales), an increase of $635,000. During 1999, the Company incurred organization, development and overhead expenses consisting primarily of payroll and legal fees incurred to assemble an experienced senior management team, identify candidate companies which fit the criteria for its consolidation strategy, and exploring strategic alliances for its internet strategy and website development. During the year ended December 31, 1999, the Company incurred costs of $236,000 in development costs for its website. for an anticipated launch during the second quarter of 2000.

     Interest expense for year ended December 31, 1999 was $490,000 as compared with interest expense of $717,000 for 1998, a decrease of $227,000. The decrease was due primarily to the Company's ability to effect a private placement of its common stock which allowed it to place less reliance on its commercial lender. In addition, during 1998, the Company raised through a private placement $1,000,000 of 10% unsecured promissory notes to finance its developmental activities. As of August 31, 1999, pursuant to an exchange offer, holders of an aggregate $950,000 of notes payable exchanged their notes for consideration of 380,000 shares of common stock of the Company and warrants to purchase an additional 380,000 shares at an exercise price of $2.50 per share. Further, stockholders of the Company's Robern Skiwear, Inc. subsidiary exchanged for $1,814,018 of 8% loans outstanding at June 30, 1999 into 400,000 shares of the common stock of the Company. These factors should positively impact interest expense in future periods.

     The net loss for year ended December 31, 1999 was $3,171,000 ($1.03 per share), compared with a loss of $1,395,000 ($.49 per share) for the year ended December 31, 1998, due to the factors described above.

Fiscal Year 1998 as Compared to Fiscal Year 1997

     Net sales for the year ended December 31, 1998 were $6,689,000 as compared with net sales of $8,526,000 for the year ended December 31, 1997, a decrease of $1,837,000, or 22%. The decrease in net sales was primarily due to the Company's shift in distribution from an emphasis on sport chain stores to specialty board shops for the "Drift" snowboard line as well as unseasonably warm weather conditions throughout the country.

     Cost of sales in 1998 was $4,979,000, or 74% of sales, compared with cost of sales in 1997 of $5,930,000 (70% of sales). The increase of cost of sales as a percentage of sales is due to the proportionate increase in sales of the lower margin "Ski Gear" product line as compared to the higher margin "Drift" line.

     Operating expenses during 1998 were $2,388,000 (36% of sales) as compared with operating expenses of $1,921,000 during 1997 (23% of sales), an increase of $467,000. This increase is due primarily to American Sports Group, Inc.'s organization, development and overhead expenses totaling $797,000. These expenses consisted primarily of payroll and legal fees incurred to assemble an experienced senior management team, identify candidate companies which fit the criteria for its consolidation strategy, and exploring strategic alliances for its internet strategy. These expenses were partially offset by decreases in expenses realized as a result of the current year's revenue decrease along with the reallocation of certain overhead costs to American Sports Group.

     Net interest expense for the year ended December 31, 1998 was $717,000 as compared with net interest expense of $659,000 for the year ended December 31, 1997, an increase of $58,000. During 1998, the Company raised through a private placement $1,000,000 of 10% unsecured promissory notes to finance the developmental activities of ASG. Interest expense on this borrowing in 1998 aggregated $73,000.

     Net loss was for the year ended December 31, 1998 was $1,395,000 ($.49 per share), compared with a profit of $16,000 for the year ended December 31, 1997 ($.01 per share) due to the factors described above.

Liquidity and Capital Resources

     The Company has historically suffered from a shortage of working capital. In addition to conducting its operations with funds provided by commercial lenders, the Company was required to pay notes related to its acquisition and relied on loans made by the stockholders and collateral deposited by the stockholders.

     At December 31, 1999, the Company had a deficit in working capital of $1,687,000. In addition, at December 31, 1999, the Company had a deficit in net worth of $1,634,000, indicating a continuing requirement for equity financing. The Company is dependent on a line of credit from its commercial lender. The line of credit is asset based and, accordingly, is limited, requiring principal stockholder guarantees and collateralization. The line of credit is secured by substantially all of the assets of the Company and is terminable on 30 days' notice. The principal stockholders and their affiliates have pledged approximately $1,300,000 in collateral with the Company's lender.

     During 1999, pursuant to a Confidential Offering Memorandum dated July 1, 1999, the Company issued 380,000 shares of common stock to investors for net proceeds after offering expenses aggregating approximately $1,348,000. In addition, the Company issued 225,000 shares to investors who had advanced $400,000 to silverzipper Delaware in April and May, 1999. These investors also received $75,000 of promissory notes bearing interest at 10% per annum, due October 31, 1999. Of this amount, $37,500 was repaid, with the remaining $37,500 due upon demand.

     During 1998, the Company raised $1,000,000 through a private offering of its 10% promissory notes (the "Notes"). The proceeds were used to fund the development expenses of the Company, which consisted primarily of payroll and legal fees incurred to assemble a management team, identify candidate companies which fit the criteria for its consolidation strategy, and exploring strategic alliances for its internet strategy. Pursuant to the terms of the offering, the Notes bore interest at the rate of 10% per annum, payable quarterly, and were due at the earlier of the closing of an initial public offering of the Company's securities, or December 31, 1999. As of August 31, 1999, pursuant to an exchange offer, holders of an aggregate of $950,000 of notes payable exchanged their notes for consideration of 380,000 shares of common stock of the Company and warrants to purchase an additional 380,000 shares of common stock at an exercise price of $2.50 per share.

     The Company is highly dependent upon an equity infusion in order to achieve its goals of industry consolidation, forging strategic alliances with key e-commerce companies and executing is marketing strategy. There can be no assurance of obtaining substantial additional equity financing. In the absence additional equity and/or debt financing, the Company can maintain, and/or expand sales only by obtaining improved payment terms from the Company's suppliers and customers. There is no assurance such effort would be successful and if the same is successful, may well carry with them additional expenses in the form of higher supplier prices and larger customer discounts, which would adversely affect profitability.


     Item 7. Financial Statements

     The Financial Statements and Notes thereto are set forth beginning at page F-1 [?] of this Report.


     Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

     The Company did not engage Smith & Company as its independent accountants for its audit for the year ended December 31, 1999. During the past three years, Smith & Company did not issue a report on the Company's financial statements that either contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles.

     During the period of its engagement there were no disagreements between the Company and Smith & Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedure, which disagreement, if not resolved to the satisfaction of Smith & Company, would have caused them to make reference to the subject matter of the disagreement in connection with its opinion.

                                    PART III

     Item 9. Directors and Executive Officers

Directors, Executive Officers and Key Employees

     The following table sets forth certain information concerning each of the current executive officers, directors and key employees of the Company. The Company's directors and officers are elected to serve in such capacities until the earlier to occur of the election and qualification of their respective successors or until their respective deaths, resignations or removals. The Company has not paid any compensation to any person for serving as a director.

Name                                Age(1)           Positions
--------------------------------------------------------------------------------------------
Paul E. Palmeri                     53               Chairman, CEO and Acting Chief
                                                     Financial Officer

Richard Bernstein                   45               Vice President, Secretary and Director

     In addition to the above, the Company's key employees include William McCabe, who is responsible for the Company's "brick and mortar" sales of products, and Adam P. Runsdorf, who is responsible for the Company's internet sales operations.


Paul E. Palmeri

     Mr. Palmeri has been a chairman of the Company since August, 1999 and has over 25 years experience in the design, production, and sales of apparel. Prior to joining the Company, Mr. Palmeri was a principle of Robern Skiwear, a company that he acquired in 1988 and in 1991, completed an initial public offering. From 1985 to 1988, Mr. Palmeri traded futures and options on futures for his own account on the floor of the New York Mercantile Exchange. Mr. Palmeri is also a Certified Public Accountant and has a Bachelor of Science degree in Business Administration from the University of Dayton.

Richard Bernstein

     Mr. Bernstein has been an officer and director of the Company since August, 1999. Mr. Bernstein was the Vice President of Sales of Robern Skiwear, Inc. since May 1989, and was responsible for sales, customer relations, distribution and management information services. From 1983 to 1989, Mr. Bernstein was a sales manager for Robern International, a predecessor of Robern Skiwear, Inc., and was responsible for sales, distribution and United States Customs compliance. Mr. Bernstein received a Bachelor of Science degree in Molecular Biology from the University of Colorado.

William McCabe

     Mr. McCabe has been an employee of the Company since March, 2000. Prior to joining the Company, he was the President of Serac Sports, Ltd. Mr. McCabe has more than 25 years of experience in the areas of design, product sourcing and manufacturing and has been with the Company since March 2000. Mr. McCabe was a principal with Arthur Kahn Textiles, Difini Golf, Tsunami Sportswear and Sun Ice Limited. He also founded the technical outerwear division of Sport Haley Golf.

Adam P. Runsdorf

     Mr. Runsdorf has been with the Company since March 2000. Adam Runsdorf is responsible for guiding silverzipper.com's Internet strategy and website development. This includes spearheading the Company's acquisitions of Internet brands, content sites and vortals. Mr. Runsdorf is a member of the Company's Board of Directors. Mr. Runsdorf was the founder of GreekCentral.com and has been actively involved in the college market and the startup, management and growth of several businesses in the past ten years. Prior to the web's emergence, Mr. Runsdorf was the founder, owner and president of Greek Central, Inc., a national retail and mail-order company specializing in the sale of collegiate fraternity and sorority regalia until its sale in 1992. Mr. Runsdorf is currently involved as a principal in several Internet business ventures including Box of Brands, Inc. and Biogen Natural Health Maintenance Company. Mr. Runsdorf attended Rutgers College and received a Bachelor of Arts degree in Economics.

     Item 10. Executive Compensation

     The following table sets forth certain information with respect to the annual compensation of the Company's officers for three years ended December 31, 1999:

                           Summary Compensation Table

    Name of Individual                                                       Stock             Long-Term
  and Principal Position       Year          Salary        Bonus          Compensation       Compensation
---------------------------- ---------- ------------- ---------------- ------------------- ------------------

Paul E. Palmeri              1999             94,231           -                     -                   -
Chairman and CEO             1998            165,000           -                     -                   -
                             1997            227,000           -                     -                   -

Richard Bernstein            1999             41,346           -                     -                   -
Vice President and           1998            165,000           -                     -                   -
Secretary                    1997            227,000           -                     -                   -

Frank Lipiro                 1999            134,423           -                     -                   -
President                    1998            160,000           -                     -                   -
                             1997                  -           -                     -                   -


     **See "Principal Stockholders" for information on an option granted to Mr. Palmeri.

Limited Liability of Directors and Executive Officers

     The Certificate of Incorporation of the Company provides that the Company shall indemnify to the fullest extent permitted by Nevada law any person whom it may indemnify thereunder, which includes directors, officers, employees and agents of the Company. Such indemnification (other than as ordered by a court) shall be made by the Company only upon a determination that indemnification is proper in the circumstances because the individual met the applicable standard of conduct. Advances for such indemnification may be made pending such determination. In addition, the Certificate of Incorporation provides for the elimination, to the extent permitted by Nevada law, of personal liability of directors to the Company and its stockholders for monetary damages for breach of fiduciary duty as directors.

     Insofar as indemnification for liabilities may be permitted to directors, officers and controlling persons of the Company pursuant to the foregoing provisions, or otherwise, the Company has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the Company of expenses incurred or paid by a director, officer of controlling person of the Company in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the Company, will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question of whether such indemnification by it is against public policy, as expressed in the Act, and will be governed by the final adjudication of such issue.

Incentive Stock Option Plan

     The Board of Directors  adopted the 1999 Incentive  Stock Option Plan under
Section 422 of the Internal Revenue Code, which was then approved by the stockholders. A total of 500,000 shares were authorized to be issued under the 1999 Plan. The 1999 Plan expires in 2009 and no additional options may be issued after such date.

     The following summary provides a description of the significant provisions of the 1999 Plan. Such summary is qualified in its entirety by reference to the full text of the 1999 Plan.

     Eligibility to participate in the 1999 Plan is limited to employees of the Company and its subsidiaries. The term of an option will not exceed 10 years. Options will not be transferable except upon death and, in such event, transferability will be effected by will or by the laws of descent and distribution.

     Options which are granted by the Board of Directors under the 1999 Plan are subject to the following limitations: (i) options may not be granted at less than 100% of fair market value at the time of grant, (ii) options granted to employees who own more than 10% of the Company's outstanding Common Stock will be granted at not less than 110% of the fair market value for a term of five years, and (iii) the aggregate market value of the Common Stock for which options are exercisable during any calendar year by an individual is limited to $100,000.

     No disposition of Common Stock received upon exercise of options shall be made within two (2) years from the date of grant of the option nor within one
(1) year after the exercise.

     The 1999 Plan provides that the payment of the exercise price of options shall be in cash or in shares of the Company's Common Stock of equivalent value.

     An option granted under the 1999 Plan may not be exercised unless, at the time of exercise, the optionee is then in the Company's employ (with certain exceptions) and has completed at least twelve (12) months of continuous employment with the Company from the date of grant of the option.

     In the event of any future recapitalization, reorganization, split-up or consolidation of shares, the number of shares and exercise price shall be proportionately adjusted.


     Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The following sets forth, as of April 10, 2000, the ownership with respect to each person known to own beneficially more than 5% of the Common Stock outstanding as of the date of this Memorandum, and the officers and directors of the Company, individually and as a group.




Name and Address of                 Number of Shares                         Percent   of Outstanding
Beneficial Owner                    Beneficially Owned                       Common Stock

Paul E. Palmeri (1)
145 Turtle Back Road
New Canaan, CT 06840                       850,000                              15.4%

Richard Bernstein
166 Whitney Lane
Richborough, PA 18954                      490,000                               8.9%

Stanton Bernstein
10405 Canoe Brook Circle
Boca Raton, FL  33498                      400,000                              7.3%

All Officers and Directors
as a group (2 persons)                          1,340,000                                 24.3%
------------------------------

     (1) Does not reflect on option granted to Paul E. Palmeri to purchase 350,000 shares of Common Stock at $.10 per share which shall become exercisable upon the occurrence of any one or more of the following: if the market price of the Common Stock for thirty consecutive trading days exceeds two times the offering price; the sale of all or substantially all of the assets of the Company or a change in control of the Company. Also does not reflect an option granted to Paul E. Palmeri to purchase 300,000 shares of Common Stock at $5.00 per share exercisable 100,000 shares in 2001, 100,000 shares in 2002 and 100,000 shares in 2003, or upon the merger of the Company in which it is not the survivor or the sale by the Company of substantially all of its assets.


     Item 12. Certain Relationships and Related Transactions

     Paul E. Palmeri and Richard Bernstein (the "Principal Stockholders") have personally guaranteed the indebtedness to the Company's lender, and have deposited varying amounts of collateral with such lender, including collateral belonging to Stanton Bernstein, the father of Richard Bernstein (the aggregate amount of which is now approximately $1,350,000). Neither Principal Stockholder has been compensated as such for such guarantees or deposits.

     Following the formation of the Company, the following shares of Common Stock were issued for $.001 per share to the following persons: in exchange for their interests in Robern and /or SZIP-Delaware: Paul E. Palmeri, 225,000 shares and Richard Bernstein, 225,000 shares. See "Principal Stockholders."

     The Principal Stockholders had loaned funds to the Company from time to time on an unsecured basis, with 8% per annum demand notes, to meet certain of the Company's cash flow requirements, and such loans aggregated approximately $1,814,000 at July 1, 1999. The Principal Stockholders then assigned such loans to Stanton Bernstein, in satisfaction of the loans made by him to the Principal Stockholders. Stanton Bernstein then exchanged such loans for 400,000 shares of Common Stock. See "Principal Stockholders."


     Item 13. Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed as part of this Annual Report are listed below.

         Exhibit No.       Description


         1                 Arrangement Agreement by and among silverzipper, Serac
                           Acquisition, Ltd., and Serac Sports, Ltd. dated December 30, 1999
         2                 Asset Purchase Agreement dated March 2, 2000
         4.1               Form of Crisafulli Warrant
         10.1              McCabe Employment Agreement dated March 15, 2000
         10.2              Crisafulli Consulting Agreement dated March 15, 2000
         10.3              Employment Agreement of Brett Jaffy dated March 2, 2000
         10.4              Employment Agreement of Adam P. Runsdorf dated March 2, 2000
         10.5              Employment Agreement of Paul E. Palmeri dated March 1,
         10.6              Non-Qualified Stock Option Agreement of Paul E. Palmeri
                           dated August 1, 1999

     (b) Reports on Form 8-K

                1. On August 6, 1999, the Company filed Form 8-K reporting the acquisition of silverzipper.com, Inc., a Delaware corporation.
                2. On August 9, 1999, the Company filed Form 8-K/A amending certain typographical errors contained on Form 8-K filed August 6, 1999.
                3. On October 6, 1999,  the Company  filed Form 8-K/A (Amendment
                   No. 2) furnishing  the financial  information  required on
                   Item 7 to Form 8-K filed August 6, 1999.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    silverzipper.com, Inc.


                                    By: /s/ Paul E. Palmeri
                                        -------------------
                                        Paul E. Palmeri
                                        Chief Executive Officer
                                        Chief Financial Officer
Date:  April 13, 2000


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  April 13, 2000               By: /s/ Paul E. Palmeri
                                        -------------------
                                        Paul E. Palmeri
                                        Chairman of the Board of Directors

Date: April 13, 2000                By: /s/ Richard Bernstein
                                        ---------------------
                                        Richard Bernstein
                                        Director


                     silverzipper.com, Inc. and Subsidiaries
                         (formerly Saber Capital, Inc.)

                                      Index

                                                                                                             Page



Independent Auditor's Report                                                                                  F-1

Independent Auditor's Report                                                                                  F-2

Consolidated Balance Sheet as of December 31, 1999                                                            F-3

Consolidated Statements of Operations for the Years Ended
    December 31, 1999 and 1998                                                                                F-4

Consolidated Statements of Stockholders' Deficit for the
    Years Ended December 31, 1999 and 1998                                                                    F-5

Consolidated Statements of Cash Flows for the Years Ended
    December 31, 1999 and 1998                                                                                F-6

Notes to Consolidated Financial Statements                                                                    F-8



                          INDEPENDENT AUDITOR'S REPORT



The Board of Directors
silverzipper.com, Inc. and Subsidiaries


     We have audited the accompanying consolidated balance sheet of silverzipper.com, Inc. and Subsidiaries as of December 31, 1999, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of silverzipper.com, Inc. and Subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations. At December 31, 1999, the Company had a working capital deficit of approximately $1,686,000, a stockholders' deficit of approximately $1,634,000 and has incurred a net loss of approximately $3,822,000 and $1,395,000 for the years ended December 31, 1999 and 1998, respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are also described in Note
1. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                          /s/ MAHONEY COHEN & COMPANY, CPA, P.C.

New York, New York
March 17, 2000 (except for Note 12,
     the paragraph relating to the
     acquisition of Serac, which the
     date was March 21, 2000)


                                      F-3

                     silverzipper.com, Inc. and Subsidiaries
                         (formerly Saber Capital, Inc.)
                           Consolidated Balance Sheet
                                December 31, 1999


                                                       ASSETS
Current assets:
    Cash and cash equivalents                                                                    $        136,107
    Accounts receivable, net                                                                               19,319
    Inventory                                                                                             722,261
    Prepaid expenses and other current assets                                                               9,500
                                                                                                 ----------------
                Total current assets                                                                      887,187

Furniture and fixtures                                                                                     73,533
Less:  Accumulated depreciation                                                                            42,235
Property and equipment, net                                                                                31,298

Other assets                                                                                               21,124
                                                                                                 ----------------
                                                                                                 $        939,609
                                                                                                 ================


                                        LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Due to factor                                                                                $      1,485,208
    Accounts payable                                                                                      615,004
    Accrued expenses                                                                                      233,606
    Due to stockholders                                                                                   152,047
    Notes payable                                                                                          87,500
                                                                                                 ----------------
                Total current liabilities                                                               2,573,365

Commitments and contingencies

Stockholders' deficit: Class A common stock, $.001 per value:
        Authorized - 100,000,000 shares
        Issued and outstanding - 4,040,316 shares                                                           4,040
    Additional paid-in capital                                                                          5,981,674
    Accumulated deficit                                                                                (7,619,470)
                                                                                                 ----------------
                Total stockholders' deficit                                                            (1,633,756)
                                                                                                 ----------------
                                                                                                 $        939,609
                                                                                                 ================

                             See acompanying notes.

                     silverzipper.com, Inc. and Subsidiaries
                         (formerly Saber Capital, Inc.)
                      Consolidated Statements of Operations
                 For the Years Ended December 31, 1999 and 1998





                                                                                   1999                     1998
                                                                           ---------------            --------------

Net sales                                                                   $    5,563,557            $    6,688,920

Cost of goods sold                                                               4,379,244                 4,978,951
                                                                           ---------------            --------------

Gross profit                                                                     1,184,313                 1,709,969

Selling, general and administrative expenses                                     3,673,476                 2,387,601

Loss on impairment of assets                                                       842,436                         -
                                                                           ---------------            --------------
                                                                                 4,515,912                 2,387,601
                                                                           ---------------            --------------

Operating loss                                                                 (3,331,599)                 (677,632)

Interest expense                                                                   489,940                   717,441
                                                                           ---------------             -------------

Net loss                                                                   $   (3,821,539)             $ (1,395,073)
                                                                           ===============             =============

Loss per share - basic and diluted                                         $        (1.28)             $       (.63)
                                                                           ===============             =============

Weighted average number of shares
    outstanding                                                                  2,994,319                 2,199,200
                                                                           ===============             =============
                             See accompanying notes.

INDEPENDENT AUDITOR'S REPORT



Board of Directors and Stockholders
silverzipper.com, Inc. and Subsidiary, Robern Skiwear, Inc.
New York, NY


     We have audited the accompanying balance sheet of silverzipper.com, Inc. and subsidiary, Robern Skiwear, Inc. as of December 31, 1998 and the related statement of operations, deficit and cash flows for the year then eneded. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of silverzipper.com, Inc. and Subsidiary, Robern Skiwear, Inc. as of December 31, 1998 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



/s/
Kelly, Welde & Co.
September 23, 1999
                     silverzipper.com, Inc. and Subsidiaries
                         (formerly Saber Capital, Inc.)
                Consolidated Statements of Stockholders' Deficit


                                                                                                                       Additional
                                                                                 Common                Par               Paid-In
                                                                                 Shares               Value              Capital

Balance, December 31, 1997, as previously reported                            1,000,000           $   1,000           $     1,000

Exchange of common stock due to reverse acquisition
    in a manner similar to a pooling of interests
                                                                              1,470,000               1,470               498,998
                                                                             ----------           ---------             ---------
Balance, December 31, 1997, as restated                                       2,470,000               2,470               499,998
Net loss                                                                              -                   -                     -
                                                                             ----------           ---------             ---------
Balance, December 31, 1998                                                    2,470,000               2,470               499,998
Issuance of common stock in exchange for stockholder loan                       400,000                 400             1,813,618
Issuance of common stock and warrants in exchange for notes (Note 8)            380,000                 380               949,620
                                                                                      -                   -                     -
Issuance of stock options                                                             -                   -               665,000
Issuance of common stock as finders fees                                        244,236                 244               351,756
Issuance of common stock                                                        225,000                 225               324,775
Issuance of common stock, net of offering costs of $56,000
   (Note 8)                                                                     571,880                 572
                                                                                      -                                 1,347,656
Issuance of common shares in exchange for services                               20,000                  20                28,980
Net loss                                                                              -                   -                     -
                                                                             ----------           ---------             ---------
Balance, December 31, 1999                                                    4,040,316           $   4,040            $5,344,674
                                                                             ==========           =========            ==========

                            See accompanying notes.



                                                                             Accumulated          Total
                                                                               Deficit

Balance, December 31, 1997, as previously reported                           $    (2,000)         $        -

Exchange of common stock due to reverse acquisition
    in a manner similar to a pooling of interests
                                                                              (2,400,858)        (1,900,390)
                                                                             ------------        -----------
Balance, December 31, 1997, as restated                                       (2,402,858)        (1,900,390)
Net loss                                                                      (1,395,073)        (1,395,073)
                                                                             ------------        -----------
Balance, December 31, 1998                                                    (3,797,931)        (3,295,463)
Issuance of common stock in exchange for stockholder loan                              -           1,814,018
Issuance of common stockand warrants in exchange for notes (Note 8)                    -             950,000
Shares cancelled                                                                       -                   -
Issuance of stock options                                                              -             352,000
Issuance of common stock as finders fees                                               -             352,000
Issuance of common stock                                                               -             325,000
Issuance of common stock, net of offering costs of $56,000

1,347,656                                                                              -           1,348,228
Issuance of common shares in exchange for services                                     -              29,000
Net loss                                                                               -                   -
                                                                            ------------         -----------
-                                                                             (3,184,539)        (3,184,539)

 Balance, December 31, 1999                                                 $ (6,982,470)       $(1,633,756)
                                                                            ============        ============



                            See accompanying notes
                     silverzipper.com, Inc. and Subsidiaries
                         (formerly Saber Capital, Inc.)
                      Consolidated Statements of Cash Flows
                 For the Years Ended December 31, 1999 and 1998


                                                                                     1999                   1998
                                                                           ----------------      -----------------

Cash flows from operating activities:
    Net loss                                                               $    (3,821,539)      $     (1,395,073)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
        Depreciation and amortization                                                85,377                106,921
        Common stock issued for finders fees and services                           381,000                      -
        Issuance of stock options                                                   665,000                      -
        Loss on impairment of assets                                                842,436                      -
        Change in assets and liabilities:
           Accounts receivable, net                                                  82,089                 79,910
           Inventory                                                                 46,543                256,033
           Prepaid expenses and other current assets                                 68,573               (67,292)
           Accounts payable                                                         353,365                203,833
           Accrued expenses                                                         108,873                 17,420
           Due to Stockholders                                                      152,047
                                                                           ----------------       ----------------
                Net cash used in operating activities                           (1,036,236)              (798,248)
                                                                           ----------------       ----------------

Cash flows from investing activities:
    Purchase of property and equipment                                             (19,759)               (24,554)
    Purchase of other assets                                                       (16,357)                     -
                                                                           ----------------       ----------------
                Cash used in investing activities                                  (36,116)               (24,554)
                                                                           ----------------       ----------------

Cash flows from financing activities:
    Proceeds from issuance of common stock, net of
        offering costs                                                           1,673,228                       -
    Proceeds from private placement of promissory notes                                  -               1,000,000
    Decrease in due to factor                                                     (575,350)              (140,922)
    Repayment of acquisition note payable                                                -               (164,993)
    Net repayment of notes payable - stockholders                                  (20,000)              (173,566)
    Advances from investors                                                         75,000                       -
    Repayment of investor advances                                                 (37,500)                      -
                                                                           ---------------        ----------------
                Net cash provided by financing activities                        1,115,378                 520,519
                                                                           ---------------        ----------------

Net increase (decrease) in cash and cash equivalents (carried forward)     $        43,026       $       (302,283)
                                                                           ---------------       -----------------

                            See accompanying notes.

                     silverzipper.com, Inc. and Subsidiaries
                         (formerly Saber Capital, Inc.)
                Consolidated Statements of Cash Flows (Concluded)
                 For the Years Ended December 31, 1999 and 1998




                                                                                      1999                   1998
                                                                           --------------------     -----------------

Net increase (decrease) in cash and cash equivalents (brought forward)     $        43,026          $       (302,283)

Cash and cash equivalents beginning of year                                         93,081                    395,364
                                                                           --------------------     -----------------

Cash and cash equivalents end of year                                      $       136,107          $          93,081
                                                                           ====================     =================


                Supplemental Disclosure of Cash Flow Information

Cash paid during the year for:
    Interest                                                               $       509,470          $         701,442
                                                                           ====================     =================

      Supplemental Schedule of Non-Cash Investing and Financing Activities

Issuance of common stock and warrants in exchange for note
                                                                           $       950,000          $               -
                                                                           ====================     =================

Issuance of common stock in exchange for stockholder loan                  $     1,814,018          $               -
                                                                           ====================     =================

                            See accompanying notes.

                     silverzipper.com, Inc. and Subsidiaries
                         (formerly Saber Capital, Inc.)
                   Notes to Consolidated Financial Statements

Note 1 -     The Company

     silverzipper.com, Inc. (a Nevada Corporation) (the "Company" or "silverzipper") designs, arranges for the manufacture and markets a range of skiwear and snowboard apparel for wholesale distribution throughout the United States and Canada.

     The Company was organized in 1998 as American Sports Group, Inc. ("ASG"), a Delaware corporation, by certain stockholders of Robern Skiwear, Inc. ("Robern"). In 1999, ASG acquired the outstanding shares of common stock of Robern, in a transaction accounted for in a manner similar to a pooling of interests. In June 1999, ASG changed its name to silverzipper.com, Inc. ("SZIP")

     On July 27, 1999, Saber Capital, Inc. (a Nevada corporation), pursuant to a Stock Exchange Agreement, issued 1,470,000 of its authorized and unissued shares of common stock in exchange for 100% of the issued and outstanding common stock of SZIP. The merger was accounted for as a reverse acquisition in a manner similar to pooling of interests. In connection with the acquisition of Saber
Capital, Inc., SZIP paid a brokerage fee of $225,000 which was charged to selling, general and administrative expenses. In addition, the Company issued 244,236 shares of common stock having a value of $352,000 as finders' fees. On August 30, 1999, the Board of Directors amended its Articles of Incorporation to change the name of Saber Capital, Inc. to silverzipper.com, Inc.

     Basis of Presentation and Management's Plans

     The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years. In addition, the Company is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations. At December 31, 1999, the Company had a working capital deficit of approximately $1,686,000, a stockholders' deficit of approximately $1,634,000 and has incurred a net loss of approximately $3,822,000 and $1,395,000 for the years ended December 31, 1999 and 1998, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

                     silverzipper.com, Inc. and Subsidiaries
                         (formerly Saber Capital, Inc.)
                   Notes to Consolidated Financial Statements

     Management expects to incur additional losses for the foreseeable future and recognizes the need for an infusion of cash to achieve their business plan. The Company is actively pursuing various options which include seeking additional debt and equity financing. The Company believes it will be able to raise sufficient funds to achieve its planned business objectives through private placements. There can be no assurance that the Company will be able to obtain any needed additional financing on commercially reasonable terms. If the Company is unable to obtain sufficient funds, it may be necessary for the Company to explore other options which could have a material adverse effect on the Company's business. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result.

Note 2 -     Summary of Significant Accounting Policies

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany balances and significant intercompany transactions have been eliminated.

     Revenue Recognition

     The Company recognizes revenue from apparel sales at the time the merchandise is shipped.

     Cash and Cash Equivalents

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

                     silverzipper.com, Inc. and Subsidiaries
                         (formerly Saber Capital, Inc.)
                   Notes to Consolidated Financial Statements

Note 2 -     Summary of Significant Accounting Policies (Continued)

     Inventory

     Inventory consists of finished goods and is stated at the lower of cost (first-in, first-out method) or market.

     Property and Equipment

     Property and equipment is recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of property and equipment is computed by the straight-line method over the assets' estimated useful lives ranging from five to seven years. Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in operations.

     Income Taxes

     The Company accounts for income taxes using the liability method. Deferred income taxes are measured by applying enacted statutory rates to net operating loss carryforwards. Deferred tax assets are reduced, if necessary, by a valuation allowance for any tax benefits which are not expected to be realized.

     Basic and Diluted Loss Per Share

     The Company has elected to disclose loss per share as if it had adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), giving effect to the merger discussed in Note 1. Under SFAS 128, companies that are publicly held or have complex capital structures are required to present basic and diluted earnings per share ("EPS") on the face of the income statement. SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS and, if applicable, diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted and the resulting additional shares are dilutive because their inclusion decreases the amount of EPS. The effects on loss per share of the Company's outstanding options are antidilutive and therefore not included in the calculation of the weighted average number of common shares outstanding.

                    silverzipper.com, Inc. and Subsidiaries
                         (formerly Saber Capital, Inc.)
                   Notes to Consolidated Financial Statements

Note 2 -     Summary of Significant Accounting Policies (Continued)

     Fair Value of Financial Instruments

     The Company applies the provisions of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments"
("SFAS 107"). SFAS 107 requires all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. SFAS 107 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 1999, management believes the fair value of all financial instruments approximated carrying value.

     Stock-Based Compensation

     The Company applies the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which requires entities to recognize as expense over the vesting period the fair value as of the date of grant of all stock awards. Alternatively, SFAS No. 123 allows entities to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations, and to provide pro forma net income and pro forma net income per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to apply the provisions of APB Opinion No. 25, under which compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price, and provide the pro forma disclosure provisions of SFAS No. 123 in its annual financial statements.

     Impairment of Long-Lived Assets

     In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS No. 121"), long-lived assets are evaluated for possible impairment through a review of undiscounted expected future cash flows. The carrying value of a long-lived asset is considered impaired if the sum of the undiscounted expected future cash flows is less than the carrying amount of that asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived assets (see Note
4).

     Advertising Expenses

     Advertising expenses are charged to operations in the period in which they are incurred. Advertising expenses for the years ended December 31, 1999 and 1998 were approximately $24,000 and $18,000, respectively.

                    silverzipper.com, Inc. and Subsidiaries
                         (formerly Saber Capital, Inc.)
                   Notes to Consolidated Financial Statements

Note 3 -     Major Customer

     The Company's apparel sales are made primarily in the United States. Its customers are generally comprised of sporting goods and specialty store chains. During 1999 and 1998, approximately 40% and 28%, respectively, of net sales were made to two customers.

Note 4 -     Loss on Impairment of Assets

     In connection with the acquisition of Robern, the Company acquired $1,498,305 of pre-existing intangible assets consisting of excess of cost over net assets acquired, trademarks and patterns, and a non-compete agreement. These assets have been amortized using the straight line method over their estimated lives of fifteen years. Applying the criteria established by SFAS 121, the carrying value of these assets was reviewed to determine if the facts and circumstances, such as significant declines in sales, earnings and cash flows, or material adverse changes in the business climate, suggest that such assets may be impaired. The Company concluded, during the fourth quarter of 1999, that the Robern intangible assets were impaired. Since impairment was indicated as a result of such reviews, the Company has compared the undiscounted cash flows of the business to the book value of these assets. Accordingly, a loss of $842,436 was recognized during the year ended December 31, 1999.

Note 5 -     Due to Factor

     The Company has an ongoing financing agreement with a lender providing for a line of credit with maximum borrowings thereunder determined at the sole discretion of the lender. Borrowings under the line of credit may be by cash advances, letters of credit and payment due on presentation of documents. Interest is payable on the outstanding cash advance balance at the rate of 3% over the prime rate. At December 31, 1999, the prime rate was 8.5%.

     Under the factoring provisions, the lender guarantees the face amount of certain receivables purchased by it, in exchange for the payment to the lender of a factoring fee of 1.5% on all receivables. The lender assumes the credit risk for the guaranteed receivables other than customer disputes, claims, returns, etc. at December 31, 1999 approximately $368,000 of receivables were subject to recourse.

     The lender may terminate the line of credit on 30 days notice or immediately if an event of default occurs.

     Borrowings under the aforementioned facility are secured by liens on substantially all of the Company's assets and personal guarantees of certain of the stockholders. In addition, collateral has been pledged by certain of the Company's stockholders. Under the agreement, the Company is prohibited from selling or pledging any of its assets or pay dividends without the lender's consent.

                    silverzipper.com, Inc. and Subsidiaries
                         (formerly Saber Capital, Inc.)
                   Notes to Consolidated Financial Statements

     The Company was indebted to the factor at December 31, 1999 as follows:

             Factor advances                                                                     $      3,562,851
             Accounts receivable                                                                      (2,406,245)
                                                                                                 ----------------
                                                                                                        1,156,606
             Allowance for chargebacks                                                                  (328,602)
                                                                                                 ----------------
             Net due to factor                                                                   $      1,485,208
                                                                                                 ================

Note 6 -     Notes Payable

             Debt offering(a)                                                                          $   50,000
             Note payable - investor(b)                                                                    37,500
                                                                                                       ----------
                                                                                                       $   87,500


     (a)During 1998, Robern raised $1,000,000 through a private offering of its 10% promissory notes (the "Notes"). The proceeds were used to provide working capital and to fund the development expenses of the Company. Pursuant to the terms of the Offering, the Notes bore interest at the rate of 10% per annum, payable quarterly, and were due at the earlier of the closing of an initial public offering of the Company's securities, or December 31, 1999. Effective as of August 31, 1999, pursuant to an exchange offer, holders of an aggregate $950,000 of notes payable exchanged their notes for consideration of 380,000 restricted shares of the common stock of the Company and warrants to purchase an additional 380,000 shares at an exercise price of $2.50 per share, expiring five years from the date of the warrant. The remaining $50,000 of Notes was repaid in January 2000.

     (b) Represents an advance from an investor, payable on demand, bearing interest at 10% per annum.

Note 7 -     Related Party Transactions

     From time to time, the principal stockholders of the Company have made advances to the Company, generally for working capital purposes. The principal stockholders then assigned such loans to another stockholder in satisfaction of loans made by him to the principal stockholders. The notes were unsecured and bore interest at the rate of 8% per annum. As of July 27, 1999, these notes which totaled $1,814,018 were exchanged for 400,000 shares of common stock of the Company.

     At December 31, 1999, due to stockholders represents non-interest bearing advances that are due on demand.

                    silverzipper.com, Inc. and Subsidiaries
                         (formerly Saber Capital, Inc.)
                   Notes to Consolidated Financial Statements

Note 8 -     Private Placement of Common Stock

     During the fiscal year ended December 31, 1999, pursuant to a Confidential Offering Memorandum, the Company issued 571,880 restricted shares of common stock for net proceeds of $1,348,228 after offering expenses aggregating approximately $56,000.

Note 9 -     Income Taxes

     At December 31, 1999, the Company had a U.S. federal net operating loss carryforward of approximately $1,615,000 expiring through 2019. The Company has established a valuation allowance with respect to these federal and state carryforwards. The difference between the statutory rate of 34% and the Company's effective tax rate of 0% is due to an increase in the valuation allowance. The valuation allowance increased by 662,000 during the year ended December 31, 1999.

             Deferred tax assets:
                Net operating loss carryforwards                $  662,000
                Valuation allowance                               (662,000)
             Net deferred tax assets                            $____________


Note 10 -    Stock Option Plan

     In 1999, the Board of Directors and the stockholders of the Company approved a Stock Option Plan (the "1999 Plan") which provides for the granting of options to purchase up to 500,000 shares of common stock, pursuant to which key employees, directors and consultants are eligible to receive incentive and/or non-qualified stock options. The exercise period and price of options granted under the 1999 Plan are determined by the Board of Directors. The exercise price for incentive stock options must not be less than the fair market value of the shares of common stock on the date of the grant, except that the exercise price of options granted to a stockholder owning more than 10% of the outstanding capital stock may not be less than 110% of the fair value of the common stock at date of grant. There are no options outstanding pursuant to the 1999 plan. There are no options outstanding pursuant to the 1999 plan.

     On August 1, 1999, the Company granted its Chairman and CEO a non-qualified option to purchase up to 350,000 shares of the Company's common stock at a purchase price of $.10 per share. The option is excersiable upon certain events related to the market value of the Company's common stock, business combinations, and a change in control of the Company, and expires on July 31, 2006. The fair value of such options, amounting to $665,000, has been charged to selling, general and admininstrative expenses during the year ended December 31, 1999.

                    silverzipper.com, Inc. and Subsidiaries
                         (formerly Saber Capital, Inc.)
                   Notes to Consolidated Financial Statements

Note 11 - Commitments and Contingencies

     Leases

     At December 31, 1999, the Company was obligated under non-cancellable leases for office and showroom space aggregating approximately $393,000. These leases contain provisions for increases due to increased maintenance costs and taxes. Rent expense was $114,000 and $98,000 for the years ended December 31, 1999 and 1998, respectively. Future minimum lease payments are as follows:

              Year Ending
             December 31,

                  2000                                       $    162,000
                  2001                                            153,000
                  2002                                             78,000
                                                             ------------
                                                             $    393,000

     Minimum rentals due under a sublease will aggregate $90,000 and $93,000 in 2000 and 2001, respectively.

Note 12 -    Subsequent Events

     Private Placements

     Through March 2000, the Company issued 466,571 restricted shares of common stock pursuant to a Confidential Offering Memorandum. Net proceeds after offering costs aggregated approximately $1,534,000.

     Acquisition of GreekCentral.com, Inc.

     On March 2, 2000, the Company, Silverzipper Internet, Inc., a Florida corporation ("Silverzipper Internet"), a wholly-owned subsidiary, and GreekCentral.com, Inc., a Florida corporation ("GreekCentral.com"), entered into an Asset Purchase Agreement and consummated the acquisition of substantially all of the assets of GreekCentral.com by Silverzipper Internet for 550,000 shares of restricted common stock of the Company. The purchase price also provides GreekCentral.com a protective feature which guarantees a $5.00 per share value of the silverzipper common stock provided as consideration for the GreekCentral.com assets when the common stock becomes freely tradable either by a valid registration of the common stock or via Rule 144 of the Securities Act of 1933, as amended. In the event the market value of the silverzipper common stock
                    silverzipper.com, Inc. and Subsidiaries
                         (formerly Saber Capital, Inc.)
                   Notes to Consolidated Financial Statements
     is not $5.00 on the day the common stock is available for resale, then silverzipper shall issue additional shares of common stock which are necessary to make up any shortfall to the then holders of the common stock. silverzipper is under no obligation to register the common stock issued to GreekCentral.com. The primary asset acquired by Silverzipper Internet was the greekcentral.com website, including the URL and related intellectual property.

     Acquisition of Serac

     On March 21, 2000, the Company acquired, through Serac Acquisition,
Ltd., a wholly-owned subsidiary, all of the outstanding capital stock of Serac Sports, Ltd. ("Serac"), pursuant to an Arrangement Agreement dated as of December 30, 1999. Serac is a skiing and outdoor clothing company based in Calgary, Alberta, Canada, with the majority of its sales in the United States. Serac has also introduced its products into Europe through a distribution agreement with Elho Munich. Serac is a licensee of the W.L. Gore Company and currently supplies apparel using Goretex fabrics to ski resorts and other industries across North America.

     The purchase price for the Serac capital stock was the sum of $3,000,000, consisting of $400,000 in cash and $2,600,000 in common stock valued, in accordance with the Arrangement Agreement, at $4.17 per share. By the terms of the Arrangement Agreement, the common stock is not transferable before March 1, 2001 and additional restrictions may apply to persons who are "affiliates" of Serac. In addition, silverzipper will have to provide funding for the payment of certain loans due to former officers and directors of Serac in the aggregate amount of approximately $300,000. As part of the closing, the Company became obligated for the payment due by Serac to its commercial factor.

                    silverzipper.com, Inc. and Subsidiaries
                         (formerly Saber Capital, Inc.)
                   Notes to Consolidated Financial Statements

     Employment Agreement with Chairman of the Board

     On March 1, 2000, the Company entered into an employment agreement with its Chairman and CEO, expiring on December 31, 2002. The agreement provides for an annual base salary of $150,000, an incentive payment for completed acquisitions, an annual performance bonus as determined by the Board of Directors and an option to purchase 300,000 shares of the Company's common stock at a per share price of $5.00, with a three year vesting schedule.


Note 13 -     Fourth Quarter Adjustments

     During the fourth quarter, the Company: (a) concluded that the Robern intangible assets were impaired and, accordingly, a loss of approximately $842,000 was recognized; (b) provided a charge to selling, general and administrative expenses of $665,000 due to the recording of the fair value of stock options; and (c) provided a charge to selling, general and administrative expenses for $225,000 and $352,000 for a brokerage fee and finders' fees, respectively, relative to the acquisition of Saber Capital, Inc.