Form 10QSB
period 2000-03-31
SILVERZIPPER COM INC
filed 2000-05-19
CIK 866491

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-QSB

                                    (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE
                                  ACT OF 1934

                For the quarterly period ended March 31, 2000

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


                                 (203) 661-5959
              (Registrant's telephone number, including area code)


                                 Not Applicable
             (Former name or address, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

The number of shares of Class A Common Stock, $.001 par value, outstanding at May 15, 2000 was 5,715,570.

                             silverzipper.com, Inc.


                                      Index

PART 1 - Financial Information

ITEM 1.  Financial Statements

     Consolidated Balance Sheets - March 31, 2000 and December 31, 1999.

     Consolidated  Statements of Operations - March 31, 2000 and March 31, 1999.

     Consolidated  Statements  of Cash Flows - March 31, 2000 and March 31,
     1999.

     Notes To Consolidated Interim Financial Statements - March 31, 2000.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


PART II - Other Information

ITEM 6.  Exhibits

SIGNATURES

PART 1 - FINANCIAL INFORMATION
ITEM 1.  Financial Statements



     silverzipper.com, Inc. (formerly Saber Capital, Inc.) and Subsidiaries
                          Consolidated Balance Sheets

                                                                   March 31,                       December 31,
                                                                     2000                              1999
                                                               ----------------                -------------------

                ASSETS
CURRENT ASSETS:
     Cash                                                      $       226,427                 $          136,107
     Accounts receivable, net                                          424,693                             19,319
     Note receivable, net                                               37,722                                  -
     Inventory                                                         578,484                            722,261
     Prepaid expenses and other current assets                          27,694                              9,500
                                                               ----------------                -------------------
          Total current assets                                       1,295,020                            887,187
                                                               ----------------                -------------------

PROPERTY AND EQUIPMENT, NET                                            101,496                             31,298
                                                               ----------------                -------------------

OTHER ASSETS
     Intangible assets, net                                          5,823,034                                  -
     Trademark & Organization                                          151,687                                  -
     Deposits and Other Assets                                          16,529                             21,124
                                                               ----------------                -------------------
                                                                     5,991,250                             21,124
                                                               ----------------                -------------------
                                                               $     7,387,766                 $          939,609
                                                               ================                ===================

                    LIABILITIES AND
                 STOCKHOLDERS' EQUITY
CURRENT LIAILITIES
     Accounts payable                                          $       839,269                            615,004
     Due to factor                                                   2,050,431                          1,485,208
     Accrued expenses                                                  253,469                            233,606
     Notes payable                                                           -                             87,500
                                                               ----------------                 ------------------
          Total current liabilities                                  3,143,169                          2,421,318
                                                               ----------------                 ------------------

LONG-TERM LIABILITIES
     Notes payable-Stockholders                                        555,901                            152,047
                                                               ----------------                 ------------------

Total liabilities                                                    3,699,070                          2,573,365
                                                               ----------------                 ------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Class A Common Stock, $0.001 par value;
     Authorized - 100,000,000 shares
     Issued and outstanding 4,040,316 shares at
     December 31, 1999 and 5,941,949 shares
     at March 31, 2000                                                   5,942                              4,040
     Additional paid-in capital                                     14,534,775                          5,981,674
     Retained earnings/(deficit)                                   (10,852,020)                        (7,619,470)
                                                               ----------------                  -----------------
          Total Stockholders' Equity/(Deficit)                       3,688,697                         (1,633,756)
                                                               ----------------                  -----------------
                                                               $     7,387,766                   $        939,609
                                                               ================                  =================

                 See Notes to Consolidated Financial Statements silverzipper.com, Inc. (formerly Saber Capital, Inc.) and Subsidiaries
                     Consolidated Statements of Operations

                                                                       March 31,
                                                                       ---------
                                                                    2000               1999
                                                                -----------         ----------
Sales, net                                                      $   541,133         $  315,665
Cost of goods sold                                                  368,975            540,015
                                                                -----------         ----------

Gross Profit                                                        172,158           (224,350)

Operating expenses                                                  482,380            487,560
Provision for asset revaluations                                    100,000                  -
                                                                -----------         ----------
                                                                    582,380            487,560
                                                                -----------         ----------

Operating Income/(Loss)                                            (410,222)          (711,909)

Interest expense, net                                                77,362            118,331
                                                                -----------         ----------

Earnings/(Loss) Before Income Taxes                                (487,584)          (830,240)

Provision for income taxes                                                -                  -
                                                                -----------         ----------

Net Income/(Loss)                                               $  (487,584)        $ (830,240)
                                                                ===========         ==========

Income/(loss) per share-basic and diluted                       $     (0.15)        $    (0.44)
                                                                ===========         ==========

Weighted Average Number of Shares Outstanding                     3,201,068          1,870,000
                                                                ===========         ==========


                 See Notes to Consolidated Financial Statements silverzipper.com, Inc. (formerly Saber Capital, Inc.) and Subsidiaries
                     Consolidated Statements of Cash Flows

                                                                                March 31,
                                                                                ---------
                                                                       2000                   1999
                                                                   ------------          ------------

Cash Flows From Operating Activities:
     Net Income/(Loss)                                             $   (487,584)         $  (830,240)
     Adjustments to reconcile net income/(loss) to
          cash used by operating activities:
               Depreciation and amortization                              6,182                    -
               Provision for asset revaluations                               -                    -
               Decrease/(increase) in:
                    Accounts receivable, net                           (405,374)              77,406
                    Inventory                                           143,777              536,057
                    Prepaid expenses and other current assets           (55,916)            (10,0001)
               Increase/(Decrease) in:
                    Accounts payable                                    224,265              (10,799)
                    Accrued expenses                                     19,863              (43,773)
                                                                   ------------          ------------
     Net cash provided by/(used in) operating activities               (554,787)            (281,350)
                                                                   ------------          ------------

Cash Flows From Investing Activities:
           Purchase of property and equipment                            70,198                     -
           Expenses deferred                                                  -                     -
                                                                   ------------          ------------
     Net cash used in investing activities                               70,198                     -
                                                                   ------------          ------------

Cash Flows From Financing Activities:
               Proceeds from private placement of common stock,
                         net of offering costs                          457,686                     -
               Merger expenses                                           32,000                     -
               Proceeds from private placement of promissory notes            -                     -
               Increase in accoutns payable-Factor                      565,223                211,09
               Repayment of acquitison note payable                    (130,000)                    -
               Net repayment of notes paybable stockholders                   -               (20,000)
               Acquisition of Serac                                    (400,000)                    -
               Advances from investors                                  200,000                     -
               Repayment of investor advances                          (150,000)                    -
                                                                   ------------           ------------
     Net cash provided by financing activities                          574,909               191,097
                                                                   ------------           -----------

     Net increase/(decrease) in cash                                     90,320               (90,253)
     Cash at the beginning of the period                                136,107                93,081
                                                                   ------------           -----------
     Cash at the end of the period                                 $    226,427           $     2,828
                                                                   ============           ===========


     Supplemental Disclosure of Cash Flow Information:
          Cash paid during the period for:
             Interest                                              $     77,362           $   118,331
                                                                   ============           ===========

                 See Notes to Consolidated Financial Statements




      silverzipper.com, Inc. (formerly Saber Capital, Inc.) and Subsidiary,
               Notes To Consolidated Interim Financial Statements
                                   (Unaudited)


1.    The Company

     silverzipper.com, Inc. (a Nevada Corporation) (the "Company" or "silverzipper") designs, arranges for the manufacture and markets a range of skiwear and snowboard apparel for wholesale distribution throughout the united States and Canada.

     The Company was organized in 1998 as American Sports Group, Inc. ("ASG") , a Delaware Corporation, by certain stockholders of Robern Skiwear, Inc. ("Robern"). In 1999, ASG acquired the outstanding shares of common stock of Robern, in a transaction accounted for in a manner similar to a pooling of interests. In June 1999, ASG changed its name to silverzipper.com, Inc. ("SZIP")

     On  July  27,  1999,  Saber  Capital,  Inc.  (a  Nevada  corporation)  (the
"Company"), pursuant to a Stock Exchange Agreement, issued 1,470,000 of its authorized and unissued shares of common stock in exchange for 100% of the issued and outstanding common stock of silverzipper.com, Inc., a Delaware corporation ("silverzipper Delaware"). The transaction has been accounted for as a reverse acquisition in a manner similar to pooling of interest. In connection with the acquisition of Saber Capital , Inc. , SZIP paid a brokerage fee of $225,000 which was charged to selling, general and Administrative expense. In addition , the Company issued 244,236 shares of common stock having a value of $352,000 as finders fees. On August 30, 1999, the Board of directors of the Company amended its Articles of Incorporation to change the name of the Company to silverzipper.com, Inc. (a Nevada corporation).

 For purposes of these financial statements, the Company and its wholly owned subsidiaries, silverzipper Delaware and Robern, are combined for all periods.

Acquisition of Greekcentral.com, Inc.

     On March 2, 2000, silverzipper.com, Inc., a Nevada Corporation ("silverzipper"), Silverzipper Internet, Inc., a Florida corporation ("Silverzipper Internet"), and a wholly owned subsidiary of silverzipper, and GreekCentral.com, Inc., a Florida corporation ("GreekCentral.com"), entered into an Asset Purchase Agreement and consummated the acquisition of substantially all of the assets of GreekCentral.com by Silverzipper Internet. The primary asset acquired by Silvezipper Internet was the greekcentral.com website, including the URL and related intellectual property.

     The GreekCentral.com website is a well-recognized online community and portal for college life. With a focus on fraternity and sorority affiliation, GreekCentral.com provides news, music, games, academics, shopping and interaction. silverzipper.com believes that by focusing on a niche target group and utilizing grassroots marketing efforts, Greekcentral has effectively penetrated this audience and maintains increased loyalty from these users, as evidenced by Greekcentral's long user session lengths and high repeat traffic. silverzipper.com plans to operate GreekCentral.com in its current form, and take advantage of joint marketing and traffic driving opportunities for the GreekCentral.com and silverzipper.com websites. In addition, the team from Greekcentral will be responsible for building, maintaining and marketing the silverzipper.com website which is scheduled to debut in Fall of 2000.

     The purchase price of the assets purchased by Silverzipper Internet was 550,000 shares of restricted common stock of silverzipper, which shares of common stock were delivered to GreekCentral.com at the March 2, 2000 closing. The purchase price was subject to a working capital determination based on a specific formula. There was not an adjustment made to the purchase price at the closing due to the working capital determination. The purchase price also provides GreekCentral.com a protective feature which guarantees a $5.00 per share value of the silverzipper common stock provided as consideration for the GreekCentral.com assets when the common stock becomes freely tradable either by a valid registration of the common stock or via Rule 144 of the Securities Act of 1933, as amended. In the event the market value of the silverzipper common stock is not $5.00 on the day the common stock is available for resale, then silverzipper shall issue additional shares of common stock which are necessary to make up any shortfall to the then holders of the common stock. Silverzipper is under no obligation to register the common stock issued to GreekCentral.com.

     silverzipper has entered into three year employment agreements with Adam P. Runsdorf and Brett Jaffy. Mr. Runsdorf will be appointed as a director of silverzipper in connection with this transaction.

Acquisition of Serac Sports, Ltd.

     On or about March 21, 2000, silverzipper acquired, through a wholly owned subsidiary, all of the outstanding capital stock of Serac Sports, Ltd. ("Serac"). Serac is a well regarded skiing and outdoor clothing company based in Calgary, British Columbia, Canada, with the majority of its sales in the United States. Serac's early product focus was ski apparel. Later product diversification resulted in the introduction of cycling and running "cross-training apparel." Serac now designs, sources and distributes outdoor apparel and accessories for major growth sports markets currently serving the recreational outdoor and ski/snowboard markets in North American from its Greenwich, Connecticut and Calgary Alberta locations. Serac has also introduced its products into Europe through a Distribution Agreement with Elho Munich.
Serac is a licensee of the W.L. Gore Company and currently supplies apparel using Gore fabrics to ski resorts and other industries across North America.

     The purchase price for the Serac capital stock acquired by silverzipper is the sum of $3,000,000 consisting of $400,000 in cash and $2,600,000 in silverzipper common stock valued, in accordance with the agreement, at $4.17 per share. By the terms of the agreement, the silverzipper common stock is not transferable before March 1, 2001 and additional restrictions may apply to persons who are "affiliates" of Serac. In addition, silverzipper will have to provide funding for the payment of certain loans due to former officers and directors of Serac in the aggregate amount of approximately U.S.$ 268,401. As part of the closing, silverzipper became obligated for the payment due by Serac to its commercial factor. silverzipper believes that Serac's receivables and inventory are sufficient to cover that liability.

2. Basis of Presentation

      The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position, results of operations, for the periods indicated have been made. The results of operations for the periods ended March 31, 2000 and 1999 are not necessarily indicative of the operating results for the full fiscal years.

3. Due to Factor

      The Company has an ongoing financing agreement with a lender providing for a line of credit with maximum borrowings thereunder determined at the sole discretion of the lender. Borrowings under the line of credit may be by cash advances, letter of credit and payment due on presentation of documents. Interest is payable on the outstanding cash advance balance at the rate of 3% over the prime rate. At March 31,1999, the prime rate was 8.5%

4. Income Taxes

      The Company accounts for income taxes using the liability method. Deferred income taxes are measured by applying enacted statutory rates to net operating loss carryforward. Deferred tax assets are reduced , if necessary, by a valuation allowance for any tax benefits which are not expected to be realized.

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Results of Operations - Three Month Period Ended March 31, 2000 and 1999

     Net sales for the three months ended March 31, 2000 were $514,133 as compared with net sales of $315,665 for the three months ended March 31, 1999, an increase of $225,468, or 42%. The increase in net sales was primarily due to the company's sale of additional in- season reorders. Given the demographics of the end-user of the Company's products, management has determined that a shift from its traditional selling focus to an internet retailing model will significantly enhance its growth opportunities. Further, management believes that by diversifying through the acquisition of other companies in the sports apparel and accessories business that are not winter related, will serve to "weather-proof" the Company.

     Cost of sales for the three months ended March 31,2000 was $368,975, or 68% of sales as compared with cost of sales for the three months ended March 31, 1999 of $540,015 (171% of sales). This was due to the stronger demand for in - season reorders and the Company's ability to make those sales profitably as opposed to selling inventory at below cost "closeouts."

     Operating expenses during the 2000 quarter were $482,380 (89% of sales) as compared with operating expenses of $487,560 during 1999 (154% of sales), a decrease of $5,180.

     Interest expense for the three months ended March 31,2000 was $77,362 compared with interest expense of $118,331 for the 1999, a decrease of $40,969. The decrease was due primarily to the Company's ability to effect a private placement of its common stock which allowed it to place less reliance on its commercial lender. In addition, during 1998, the Company raised through a private placement $1,000,000 of 10% unsecured promissory notes to finance its developmental activities. As of August 31, 1999, pursuant to an exchange offer, holders of an aggregate $950,000 of notes payable exchanged their notes for consideration of 380,000 shares of common stock of the Company and warrants to purchase an additional 380,000 shares at an exercise price of $2.50 per share. Further, stockholders of the Company's Robern Skiwear, Inc. subsidiary exchanged for $1,814,018 of 8% loans outstanding at June 30, 1999 into 400,000 shares of the common stock of the Company. These factors should positively impact interest expense in future periods.

     The net loss for the three months ended March 31, 2000 was $487,584 ($0.15 per share), compared with a loss of $ 830,240 ($0.44 per share) for the three months ended March 31, 1999, due to the factors described above.

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

     During the quarter ended March 31, 2000, pursuant to a Confidential Offering Memorandum dated January ,2000, the Company realized net proceeds after offering expenses aggregating approximately $458,000.

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

PART II - OTHER INFORMATION

Item 6.  Exhibits

A.       Exhibits:  27 Financial Data Schedule




                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  silverzipper.com, Inc.


                                               By:/s/ Paul E. Palmeri
                                                  --------------------
                                                  Paul E. Palmeri
                                                  Chief Executive Officer


                                               By:/s/ Cheung Lau
                                                  --------------------
                                                  Cheung Lau
                                                  Acting Chief Financial Officer
Date:  May 15, 2000