Form 10QSB
period 2000-06-30
SILVERZIPPER COM INC
filed 2000-08-21
CIK 866491

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000
                                                 -------------

              [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT

              For the transition period from ------- to ----------

                       Commission file number 33-55254-08

                             silverzipper.com, inc.

        (Exact name of small business issuer as specified in its charter)

             Nevada                                      87-0434286
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

          1141 South Rogers Circle, Suite 3, Boca Raton, Florida 33487
                    (Address of principal executive offices)

                                 (561) 443-4379
                           (Issuer's telephone number)

                              Saber Capital, Inc.
                          (Former name, former address
             and former fiscal year, if changed since last report.)


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes X    No ____

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: August 16, 2000: 6,449,833

     Transitional  Small Business  Disclosure  Format (check one): Yes ____ No X
                             silverzipper.com, inc.


                                                                                                                     PAGE
                                                                                                                     ----

Part I - Financial Information

Item 1.       Financial Statements

              Consolidated Balance Sheets
              June 30, 2000 (Unaudited)

              Consolidated Statements of Operations
              Six and Three Months Ended June 30, 2000 and 1999 (Unaudited)

              Condensed Consolidated Statements of Cash Flow
              Six Months Ended June 30, 2000 and 1999 (Unaudited)

              Notes to Consolidated Financial Statements (Unaudited)

Item 2.       Management's Discussion and Analysis or Financial Condition and Results of Operations

Part II - Other Information

Item 6.       Exhibits:  27 Financial Data Schedule

              Signatures

                             silverzipper.com, inc.
                           CONSOLIDATED BALANCE SHEETS

                                                         June 30,   December 31,
                                                           2000         1999
                                                         --------   ------------

                                   A S S E T S

CURRENT ASSETS
Cash                                                   $  172,315     $  136,107
Accounts receivable, net                                  214,531         19,319
Notes receivable                                           25,000            -
Inventory, net                                            227,090        722,261
Prepaid expenses and other current assets                  15,318          9,500
                                                       ----------     ----------
    Total Current Assets                                  654,254        887,187
                                                       ----------     ----------

PROPERTY AND EQUIPMENT, NET                                87,544         31,298
                                                       ----------     ----------

OTHER ASSETS
Goodwill, net                                           5,214,485            -
Trademark and organization costs, net                     140,687            -
Deposits and other assets                                  17,488         21,124
                                                       ----------     ----------
                                                        5,372,660         21,124
                                                       ----------     ----------

                                                       $6,114,458     $  939,609
                                                       ==========     ==========

      L I A B I L I T I E S   A N D   S T O C K H O L D E R S'   E Q U I T Y

CURRENT LIABILITIES
Accounts payable and accrued expenses                  $1,203,722    $   848,610
Notes payable - related parties                           919,146        239,547
Advances under credit facility                          1,456,386      1,485,208
                                                       ----------    -----------
    Total Current Liabilities                           3,579,254      2,573,365
                                                       ----------    -----------

                                                       ----------    -----------
COMMITMENTS AND CONTINGENCIES
                                                       ----------    -----------
STOCKHOLDERS' EQUITY
Common stock, $.001 par value: authorized
100,000,000 shares; issued and outstanding
6,449,833 shares at June 30, 2000; 4,040,316
shares at December 31, 1999                                 6,450          4,040
Additional paid-in-capital                             14,306,945      5,981,674

Accumulated deficit                                   (11,778,191)   (7,619,470)
                                                      -----------    -----------

TOTAL STOCKHOLDERS' EQUITY(DEFICIT)                     2,535,204    (1,633,756)
                                                      -----------    -----------

                                                     $  6,114,458    $   939,609
                                                     ============    ===========


                             See accompanying notes.

                             silverzipper.com, inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                       Three Months Ended June 30,   Six Months Ended June 30,
                                       ---------------------------  ---------------------------
                                           2000           1999          2000           1999
                                           ----           ----          ----           ----

Sales, net                            $   435,321    $   452,984    $   904,454    $   706,198
                                      -----------    -----------    -----------    -----------

Cost of goods sold                        266,835        165,791        576,808        630,242
Provision for inventory obsolescence      185,529             -         185,529          -
                                      -----------    -----------    -----------    -----------
                                          452,364        165,791        762,337        630,242
                                      -----------    -----------    -----------    -----------

Gross profit (loss)                       (17,043)       287,193        142,117         75,956

Operating expenses                      1,835,414        900,926      2,317,075      1,204,718
Write-down of goodwill                  1,761,319             -       1,761,319             -
                                       ----------    -----------    -----------    -----------
                                        3,596,733        900,926      4,078,394      1,204,718
                                       ----------    -----------    -----------    -----------

Operating loss                         (3,613,776)      (613,733)    (3,936,277)    (1,128,762)
                                       ----------    -----------    -----------     ----------

Interest expense                          145,083        113,178        222,444        211,910
                                       ----------    -----------    -----------     ----------

Loss before income taxes              $(3,758,859)   $  (726,911)   $ 4,158,721)   $(1,340,672)
                                      -----------    -----------    -----------    -----------

Provision for income taxes                    -               -              -              -
                                      -----------    -----------    -----------    -----------

Net loss                              $(3,758,859)   $  (726,911)   $ (4,158,721)  $ (1,340,672)
                                      ===========    ===========    ============   ============

Loss per share:
     Basic                                 ($0.62)        ($0.26)         ($0.79)        ($0.48)
     Diluted                               ($0.46)        ($0.26)         ($0.51)        ($0.48)

Weighted-average number
of shares outstanding
     Basic                              6,032,193      2,824,200       5,266,238      2,824,200
     Diluted                            8,116,173      2,824,200       8,232,525      2,824,200

                             See accompanying notes.

                             silverzipper.com, inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                    Six Months Ended June 30,
                                                                                   ---------------------------
                                                                                      2000            1999
                                                                                   -----------    ------------

Cash flows from operating activities:
Net loss                                                                           $(4,158,721)   $(1,340,672)
    Adjustments to reconcile net loss to net cash used
    in operating activities:
       Depreciation and amortization                                                    88,614         54,921
       Common stock issued for compensation                                            524,598            -
       Provision for uncollectable accounts                                            159,981            -
       Provision for inventory obsolescence                                            185,529            -
       Write-down of goodwill                                                        1,761,319            -

    Change in operating assets and liabilities:
       Accounts receivable, net                                                        (48,148)        87,923
       Inventory                                                                       438,698        623,994
       Prepaid expenses and other current assets                                          (750)       (78,661)
       Accounts payable and accrued expenses                                           (78,042)       161,672
       Other assets                                                                    (10,003)           -
       Notes receivable                                                                (25,000)           -
                                                                                   -----------    -----------
    Net cash (used) by operating activities                                         (1,161,925)      (490,823)
                                                                                   -----------    -----------

Cash flows from investing activities:
    Purchase of and equipment                                                          (73,428)        (8,112)
                                                                                   -----------    -----------
Net cash used by investing activities                                                  (73,428)        (8,112)
                                                                                   -----------    -----------

Cash flows from financing Activities:
    Proceeds from sale of common stock                                               1,734,512            -
    Cash paid for acquisition                                                         (400,000)           -
    Proceeds from notes payable                                                        421,000        400,000
    Repayment of notes                                                                (226,000)       (20,000)
    (Decrease) increase in advances under credit facility                             (257,951)       321,145
                                                                                   -----------    -----------
Net cash provided by financing activities                                            1,271,561        701,145
                                                                                   -----------    -----------

Net increase in cash                                                                    36,208        202,210
                                                                                   -----------    -----------

Cash and cash equivalents at beginning of the period                                   136,107         93,081
                                                                                   -----------    -----------

Cash and cash equivalents at end of the period                                     $   172,315    $   295,291
                                                                                   ===========    ===========

Supplemental  disclosures  of cash flow  information:
    Cash paid during the year for:
       Interest                                                                    $   150,894    $   199,410
                                                                                   ===========    ===========

                             See accompanying notes.

NOTE 1 - BASIS OF PRESENTATION AND MANAGEMENT'S PLANS

Basis of Presentation

     The accompanying consolidated financial statements silverzipper.com Inc. ("silverzipper") as of June 30, 2000 and for the six months and the three months ended June 30, 2000 and 1999 are unaudited, have been prepared on a basis consistent with that of the consolidated financial statements for the year ended December 31, 1999 and in the opinion of management, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of financial position and results of operations. Such financial statements do not include all of the information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles and should be read in conjunction with the Company's annual Form10-KSB. The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB. The results of operations for the six and three month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for any other interim period or the full year ending December 31, 2000.

Management's Plans

     The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years. In addition, the Company is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations. At June 30, 2000, the Company had a working capital deficit of approximately $2,900,000, and incurred net losses of approximately $4,159,000 and $3,822,000 for the six months ended June 30, 2000, and for the year ended December 31, 1999, respectively. The Company had an accumulated deficit of approximately $11,778,000 at June 30, 2000.

     Management expects to incur additional losses for the foreseeable future and recognizes the need for an infusion of cash to achieve their business plan. The Company is actively pursing various options which include seeking additional debt and equity financing. The Company believes it will be able to raise sufficient funds to achieve its planned business objectives. There can be no assurance that the Company will be able to obtain any needed additional financing on commercially reasonable terms. If the Company is unable to obtain sufficient funds, it may be necessary for the Company to explore other options, which could have a material adverse effect on the Company's business. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Inventories

     Inventories are carried at the lower of cost (first-in first-out basis) or market. Inventories consist primarily of finished goods. Costs of inventory include the apparel manufacturing costs, freight and other costs.

Goodwill

     The Company records goodwill as the excess of purchase price over the fair value of the identified net assets acquired. Goodwill is amortized over its estimated useful life, generally 20 years. Goodwill amortization expense for the year ended June 30, 2000 was approximately $66,000.

Intangible Assets

     Intangible   assets  acquired  through  purchase   transactions  are  being
amortized on a straight-line basis over 7 years.

Concentration of Credit Risk

     Financial instruments, which subject the Company to concentrations of credit risk, consist primarily of its holdings of cash and cash equivalents and accounts receivable. Credit is extended to customers based on an evaluation of their financial condition and collateral is not required. The Company performs on-going credit evaluations of its customers and maintains an allowance for doubtful accounts and sales returns.

Comprehensive Income

     The Company complies with the provisions of SFAS No. 130, "Reporting Comprehensive Income", which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distributions to owners, for the period in which they are recognized. Comprehensive income is the total of net income and all other non-owner changes in equity (or other comprehensive income) such as unrealized gains or losses on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive and other comprehensive income must be reported on the face of annual financial statements. The Company's operations did not give rise to any material items includable in comprehensive income, which were not already in net loss for the six months ended June 30, 2000. Accordingly, the Company's comprehensive loss is the same as its net loss for all periods presented.

Equity Based Compensation

     The Company accounts for its employee stock option plans in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related interpretations, in accounting for employee stock options rather than the alternative fair value accounting allowed by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". APB No. 25 provides that the compensation expense related to the Company's employee stock options is measured based on the intrinsic value of the stock option. SFAS No. 123 requires companies that continue to follow APB No. 25 to provide a pro-forma disclosure of the impact of applying the fair value method of SFAS No. 123. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and the Emerging Issues Task Force consensus in Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

Basic and Diluted Net Loss Per Share

     Basic loss per share was determined by dividing net loss by the weighted average common shares outstanding during the period. Diluted earnings per share was determined by dividing net loss by diluted weighted average shares outstanding. Basic weighted common shares outstanding for the three months and six months at June 30, 2000 were 6,032,193 and 5,266,238 respectively. Weighted average common equivalent shares outstanding for the three months and six months June 30, 2000 were 2,083,980 and 2,966,287 respectively. Diluted weighted average shares outstanding do not include 320,000 common equivalent shares at June 30, 2000, as their effect would be anti-dilutive.

NOTE 3 - BUSINESS PURCHASES

Greekcentral.com Acquisition

     On March 2, 2000, the Company's wholly owned subsidiary, silverzipper Internet, Inc. ("silverzipper internet") acquired substantially all of the assets of GreekCentral.com, a privately held Florida corporation, pursuant to an asset purchase agreement which was subsequently amended. To consummate the transaction the Company issued 582,713 shares of restricted common stock and assumed certain liabilities of GreekCentral.com. The agreement also provides GreekCentral.com shareholders purchase price protection granting them additional shares in the event the market value of the shares falls below $5. Once the shares are no longer subject to 1933 Securities Act restrictions, the former GreekCentral.com shareholders will be entitled to that number of additional shares, if any, necessary to maintain their aggregate original purchase price. The total value of the transaction was approximately $3,261,000 including approximately $2,800,000 of the Company's shares and approximately $461,000 of assumed liabilities and other assets. The transaction was accounted for using the purchase method of accounting.

     Under the purchase method of accounting, the assets and liabilities were recorded based upon the estimated fair value at the date of acquisition. The Company recorded approximately $3,261,000 in goodwill which is being amortized over twenty years. The results of GreekCentral.com for the period March 2, 2000 through June 30, 2000 are including in the consolidated statements of operations for the six months ended June 30, 2000. Two former executive officers of GreekCentral.com entered into three-year employment agreements with the Company. One of the executive officers has been elected to the Board of Directors of the Company and has been appointed President of the Company.

Serac Sports, Ltd. Acquisition

     On or about March 21, 2000, the Company acquired, through its wholly owned subsidiary, Serac Acquisition, Ltd. all of the outstanding capital stock of Serac Sports, Ltd. ("Serac"), a publicly-held Canadian-based company. Under the terms of the agreement the Company issued 622,010 shares of its restricted common stock and $400,000 cash. Such shares are not transferable before March 21, 2001. This represented .05612 shares of the Company common stock for each share of Serac common stock. The total value of the transaction was approximately $3,800,000 including approximately $672,000 of net liabilities, which consisted primarily of accounts payable, accrued expenses and notes payable to former Serac officers. The transaction was accounted for using the purchase method of accounting.

     Under the purchase method of accounting, the assets and liabilities were recorded based upon the estimated fair value at the date of acquisition. The Company recorded approximately $3,780,000 in goodwill, which is being amortized over twenty years. The results of Serac for the period March 21, 2000 through June 30, 2000 are included in the consolidated statements of operations for the six months ended June 30, 2000.

NOTE 4 - PRIVATE PLACEMENTS

     In the first quarter of 2000 the Company sold, pursuant to a Confidential Offering Memorandum dated January 3, 2000, 486,571 shares of common stock at $3.50 per share. The Company realized approximately $1,533,000 after issuance costs of approximately $171,000.

     On May 31, 2000 the Company sold, pursuant to a stock purchase agreement, ("the Agreement") 333,334 shares of restricted common stock in the aggregate amount of approximately $500,000 to an Investor. The Investor was also granted preemptive rights to purchase its pro rata share on any new securities defined as shares issued in financing transactions only and excludes shares issued for existing debt, assets or shares of another company or for shares, warrants, or options granted to employees, consultants and others providing services to the Company. The Investor has the right to appoint a member to the advisory board and one member to the board of directors. The advisory board member has the right to receive notice and attend regular directors' meetings as a non-voting member. Under the agreement the Investor or its affiliates shall make available a credit facility up to $4,300,000. The Company is responsible for all fees related to the credit facility. In addition, the Investor will receive a fee of 2.25% per month on the full amount of any letters of credit issued until paid in full. The Investor also has the exclusive right of first refusal to provide letters of credit for the Company's production orders. Other provisions of the Agreement required the Investor to satisfy a $22,514 payable, provide a protective provision granting the Investor equal rights and preferences for any financing under $3,000,000 and prohibits assignment of the Agreement without mutual consent of the parties.

     In May 2000, the Company entered into a one-year consulting agreement with a financial services firm (the"Firm"). The Firm will provide many services which include seeking out potential investors, developing strategic partnerships, and identifying opportunities. The terms of the agreement include warrants for the right to purchase 1,000,000 shares of common stock at $0.10 per share. Further, the Company has agreed to pay $20,000 per month and a seat on the board of directors for the term of the contract. The Company has accepted a loan from the Firm in the amount of $125,000. The note has a one-year term with interest accruing at 12%. As of June 30, 2000, the principal balance of $125,000 remained outstanding.

NOTE 5 - RELATED PARTY TRANSACTIONS

     The Company is obligated under certain notes payable to several current and former officers, directors and employees. The notes aggregate approximately $919,000 including accrued interest of approximately $77,000. Some of the notes have matured at June 30, 2000, with the remaining notes maturing on or before June 30, 2001. New payment terms for these loans are being negotiated. The notes, some of which are secured, bear interest ranging from 8 to 15 per cent per annum.

     The Company is also obligated to certain shareholders in the aggregate amount of approximately $278,000 in connection with legal fees and certain reimbursable costs.

     The Company is also obligated under several employment and consulting agreements with certain current and former employees. The agreements include terms ranging from 12 to 36 months and provide in excess of approximately $600,000 in annual compensation subject to certain conditions.

     During the six months ended June 30, 2000 consulting agreements amounting to approximately $380,000 were paid in the Company's stock.

     During the six months ended June 30, 2000 the Company issued approximately 180,000 shares of restricted common stock to its President for services performed. The Company recognized approximately $269,000 of compensation expense related to this transaction.

NOTE 6 - OPTIONS AND WARRANTS

     On March 2, 2000 nonqualified options to purchase 530,000 shares of the Company's common stock at an exercise price of $2.50 were granted to certain employees of GreekCentral.com pursuant to their employment agreements. These options were granted at or below estimated fair market value at the date of acquisition by silverzipper and vest over a 36-month period.

     On March 21, 2000 nonqualified options to purchase 360,000 shares of the Company's common stock at an exercise price of $2.00 per share were granted to certain shareholders and employees of Serac pursuant to their employment agreements. These options were granted at or below estimated fair market value at the date of acquisition by silverzipper and vest over an 18 to 36 month period.

     At June 30, 2000 total nonqualified options outstanding were 1,640,000 at a weighted average exercise price of $1.91 with a weighted average remaining contractual life of 30 months. 0ptions vest over varying time periods ranging from 12 to 36 months. During the six months ended June 30, 2000 no options were repriced. At June 30, 2000 no options were excercisable.

     At June 30, 2000 total warrants outstanding were 2,595,000. The warrants were issued under similar terms as described above.

     For the six months ended June 30, 2000, the Company issued 230,000 options and 350,000 warrants relating to employment agreements.

     Had compensation costs for the Company's options been determined consistent with SFAS 123, the net loss would have been significantly increased for the six months ended June 30, 2000.

NOTE 7 - MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

     The Company has no significant off-balance-sheet concentration of credit risk such as foreign currency exchange contracts or other hedging arrangements. Financial instruments that subject the Company to credit risk are accounts receivable. Two customers represented greater than 10% of net revenues in the six months ended June 30, 2000, and 4 customers represented more than 40% of the Company's total net revenues for the six months ended June 30, 2000.

     The Company does not require collateral from its customers. Its credit policy is in accordance with normal industry trade and credit terms. Credit losses relating to the Company's customers have not been significant.

NOTE 8 - CREDIT FACILITIES

     May 31, 2000 the Company established a credit facility with a shareholder affiliate ("facilitator"). Under the arrangement, the facilitator establishes letters of credit to the Company's contract manufacturers. The Company, which is not obligated directly under the letters of credit, compensates the facilitator at the rate of 2.25% per month of the original letter of credit amount until paid in full plus related fees.

     The Company also has an arrangement with an asset-based lender whereby it sells with limited recourse its receivables for a 1-1/2 % fee. The asset-based lender also provides advances for working capital under various credit facilities at prime plus 3% from time to time.

     The Company has assigned its proceeds from the sale of its receivables to the facilitator in payment for outstanding loan balances.

NOTE 9 - IMPAIRMENT OF LONG-LIVED ASSETS

     In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121"), long-lived assets are evaluated for possible impairment through a review of undiscounted expected future cash flows. The carrying value of a long-lived asset is considered impaired if the sum of the undiscounted expected future cash flows is less than the carrying amount of that asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived assets.

     In connection with the acquisition of GreekCentral.com, Inc. the Company paid and assumed liabilities aggregating approximately $3,261,000 in excess of the fair market value of the assets acquired and recorded such excess as goodwill. Applying the criteria established under SFAS 121, the carrying value of this goodwill was reviewed to determine if the facts and circumstances, such as significant declines in sales, earnings and cash flows, or material adverse changes in the business climate, suggest that such assets may be impaired due to adverse market conditions. The Company concluded, during the three months ended June 30, 2000 that some of the GreekCentral goodwill was impaired. Accordingly, a write down of approximately $1,761,000 recognized for the three months ended June 30, 2000.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

(a)  Leases

     The Company leases its Boca Raton office premises on a month to month basis from an entity affiliated with the Company's President. The monthly rental is $3,000 per month net of a sublease. The Company also leases certain other office space with terms up to 36 months. The Company's current monthly lease expense is approximately $5,000, net of sublet income. Rental expense for office space was approximately $77,000 for the six months ended June 30, 2000.

(b)  Legal

     The Company is involved in claims and lawsuits that are generally incidental to its business. The Company is vigorously contesting all such matters and believes that their ultimate resolution will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations - Three-Month Period Ended June 30, 2000 and 1999

Net sales for the three months ended June 30, 2000 were $435,321 as compared with net sales of $452,984 for the three months ended June 30, 1999, a decrease of $17,663, or 4%. The decrease in net sales was primarily due to higher than expected returns for the period. This was attributable to a single batch of substandard product. Notwithstanding returns, in-season reorders have increased during this time. Orders have also increased due to the acquisition of Serac. Management believes that diversifying through the acquisition of other companies in the sports apparel and accessories business that are not winter related, will serve to "weather-proof" the Company.

     Cost of sales for the three months ended June 30,2000 was $266,835, or 61% of sales as compared with cost of sales for the three months ended June 30, 1999 of $165,791 or 37% of sales, an increase of $101,044, or 61%. This was due primarily to the purchase of substantially discounted closeout inventory during the second quarter of 1999. However, due to the high demand for these garments, the Company managed to sell the product at full price. The Company also provided for inventory obsolescence by a charge of $185,529, to cost of goods sold for the three month period ended June 30, 2000.

     Operating expenses during the three months ended June 30, 2000 were $1,835,415 (422% of sales) as compared with operating expenses of $900,926 during the three months ended June 30, 1999 (199% of sales), an increase of $934,489. This increase was primarily due to the Company incurring additional expenses in connection with the startup of the Company's internet operations and additional overhead as a result of the Company's recent acquisitions.

     Interest expense for the three months ended June 30,2000 was $145,083 compared with interest expense of $113,178 for the three months ended June 30, 1999, an increase of $31,905. The increase was due primarily to the increase in the lending rate charged by the Company's commercial lenders and interest accruing on notes payable.

     The Company expensed $1,761,319 of goodwill related to an acquisition which occurred during the first quarter of 2000. This revaluation of goodwill is primarily due to unfavorable market conditions specifically as it affected internet companies.

     The net loss for the three months ended June 30, 2000 was $3,758,859 compared with a loss of $726,911 for the three months ended June 30, 1999, an increase of $3,031,948, due primarily to the factors described above.

Results of Operations - Six-Month Period Ended June 30, 2000 and 1999

Net sales for the six months ended June 30, 2000 were $904,454 as compared with net sales of $706,198 for the six months ended June 30, 1999, an increase of $198,256, or 28%. The increase in net sales was primarily due to the acquisition of Serac. The late 1999/2000 winter selling season also helped in producing larger than anticipated in-season orders. Further, management believes that diversifying through the acquisition of other companies in the sports apparel and accessories business that are not winter related, will serve to "weather-proof" the Company.

     Cost of sales for the six months ended June 30, 2000 was $576,808, or 64% of sales as compared with cost of sales for the six months ended June 30, 1999 of $630,242 or 89% of sales. During the first quarter of 1999, the Company liquidated a large stock of obsolete inventory to a customer at cost. This was partially offset by improvements in cost of goods sold in the second quarter of 1999, as noted above. The Company also provided for inventory obsolescence by a charge of $185,529, to cost of good sold for the period ended June 30, 2000.

     Operating expenses during the six months ended June 30, 2000 were $2,317,075 (256% of sales) as compared with operating expenses of $1,204,718 during the six months ended June 30, 1999 (170% of sales), an increase of $1,112,357. This increase was primarily due to the Company incurring additional expenses in connection with its internet operations and additional overhead as a result of the Company's recent acquisitions.

     Interest expense for the six months ended June 30, 2000 was $222,444 compared with interest expense of $211,910 for the quarter ended June 30, 1999, an increase of $10,534. This was due primarily to the increase in the lending rate charged by the Company's commercial lenders as well as interest accrued on notes payable.

     The Company also wrote-down $1,761,319 of goodwill related to an acquisition which occurred during the first quarter of 2000. This revaluation of goodwill is primarily due to unfavorable market conditions specifically related to internet companies.

     The net loss for the six months ended June 30, 2000 was $4,158,721 ($0.79 per share), compared with a loss of $ 1,340,672 ($0.48 per share) for the six months ended June 30, 1999, due to the factors described above.

Liquidity and Capital Resources

As a result of continuing losses, the Company has been unable to fund its cash needs through cash generated by operations. Contributing to this situation is the cyclical nature of the business, as well as expenses related to the start-up of internet operations. The Company's liquidity shortfalls from operations during the six months ended June 30, 2000 have been funded through several transactions with its principal shareholders and with the Company's credit facility, as well as through collateral posted by principal shareholders to support the Company's over advance from the credit facility.

As of June 30, 2000 the Company maintained a working capital deficit of approximately $2,925,000. This includes approximately $919,000 of Notes Payable with payment terms due within one year of June 30, 2000. Management is currently negotiating with individual note-holders to extend the terms of these instruments. Management expects the working capital deficit to improve with the shipping of approximately $8,600,000 of the current season's pre-booked orders. Additionally, management believes that diversifying through acquisitions of non-winter related sports apparel and accessory businesses would mitigate the cyclical nature of our business.

     Pursuant to a Confidential Offering Memorandum dated January 3, 2000 the Company issued 486,571 shares of common stock to investors for net proceeds after offering expenses aggregating approximately $1,533,000.

     On May 31, 2000, the company entered into an agreement with an affiliate to issue 333,334 shares of common stock for proceeds of approximately $500,000. This investor currently provides manufacturing as well as financial services to the Company.

     During the quarter ended June 30, 2000, the Company entered into a one-year consulting agreement with a financial services firm (the "Firm"). The Firm will provide many services which include seeking out potential investors, developing strategic partnerships, and identifying growth opportunities. The terms of the agreement include warrants for the right to purchase 1,000,000 shares of common stock at $0.10 per share. Further, the Company has agreed to pay a fee of $20,000 per month and grant the Firm a seat on the board of directors for the term of the contract. On May 31, 2000, the Company accepted a loan from the Firm in the amount of $125,000 with a one-year term and interest accruing at 12%. As of June 30, 2000, the principal balance of $125,000 remained outstanding on the loan.

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

                                               silverzipper.com, Inc.


                                               By:/s/ Paul Palmeri
                                                  --------------------
                                                  Paul Palmeri
                                                  Chief Executive Officer


                                               By:/s/Adam Singer
                                                  --------------------
                                                  Adam Singer
                                                  Chief Financial Officer

Date:  August 21, 2000