Form 10QSB
period 2000-09-30
SILVERZIPPER COM INC
filed 2000-11-20
CIK 866491

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB
                                   (Mark One)

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2000
                                  -------------

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes X No ____

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: September 30, 2000: 6,507,883

    Transitional Small Business Disclosure Format (check one): Yes ____ No X
                             silverzipper.com, inc.



Part I - Financial Information

Item 1.       Financial Statements

              Consolidated Balance Sheets
              September 30, 2000 and December 31, 1999

              Consolidated Statements of Operations
              Three and Nine Months Ended September 30, 2000 and
              1999

              Condensed Consolidated Statements of Cash Flow
              Nine Months Ended September 30, 2000 and 1999

              Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis or Financial Condition and Results of Operations

Part II - Other Information

Item 6.       Exhibits:  27 Financial Data Schedule

              Signatures
                              silverzipper.com,inc.
                           CONSOLIDATED BALANCE SHEET

                                                        September 30, 2000                 December 31, 1999
                                                   ---------------------------         ---------------------------

                                                     A S S E T S

CURRENT ASSETS
Cash                                                        $          22,510                  $         136,107
Accounts receivable, net                                               44,111                             19,319
Notes receivable                                                       31,600                                  -
Inventory, net                                                      3,122,670                            722,261
Prepaid expenses and other current assets                              16,561                              9,500
                                                            -----------------                  -----------------
    Total Current Assets                                            3,237,451                            887,187
                                                            -----------------                  -----------------

PROPERTY AND EQUIPMENT, NET                                            89,390                             31,298
                                                            -----------------                  -----------------

OTHER ASSETS
Goodwill, net                                                       5,129,244                                  -
Trademark and organization costs, net                                 140,687                                  -
Deposits and other assets                                              17,489                             21,124
                                                            -----------------                  -----------------
                                                                    5,287,400                             21,124
                                                            -----------------                  -----------------

                                                            $       8,614,241                  $         939,609
                                                            =================                  =================

                 L I A B I L I T I E S   A N D   S T O C K H O L D E R S'   E Q U I T Y

CURRENT LIABILITIES
Line of credit                                              $          38,894                  $               -
Accounts payable and accrued expenses:
    Merchandise purchases                                           2,526,258                                  -
    Operating expenses                                              1,739,100                            848,610
Notes payable - related parties                                       971,211                            239,547
Sales returns & allowances                                                  -                                  -
Advances under credit facility                                      1,207,439                          1,485,208
                                                            -----------------                  -----------------
    Total Current Liabilities                                       6,482,902                          2,573,365
                                                            -----------------                  -----------------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $.001 par value: authorized
100,000,000 shares; issued and outstanding
6,507,883 shares at September 30, 2000;
 4,040,316 shares at December 31, 1999                                  6,508                              4,040
Additional paid-in-capital                                         14,347,597                          5,981,674

Accumulated deficit                                               (12,222,766)                        (7,619,470)
                                                            -----------------                  -----------------

TOTAL STOCKHOLDERS' EQUITY(DEFICIT)                                 2,131,339                         (1,633,756)
                                                            -----------------                  -----------------

                                                            $       8,614,241                  $         939,609
                                                            =================                  =================
See accompanying notes.

                             silverzipper.com, inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                           Three Months Ended September 30,       Nine Months Ended September 30,
                                               2000                1999               2000                1999
                                        ------------------  -----------------   -----------------  ------------------

Sales, net                              $        2,366,696  $       2,242,325   $       3,271,109  $        2,548,253

Cost of goods sold                               1,637,955          1,434,138           2,214,766           2,064,380
Provision for inventory                                                     -             185,529                   -
                                        ------------------  -----------------   -----------------  ------------------
                                                 1,637,955          1,434,138           2,400,295           2,064,380
                                        ------------------  -----------------   -----------------  ------------------

Gross profit                                       728,741            808,187             870,814             483,873

Operating expenses                                 935,391            537,316           3,331,425           1,334,832
Loss on impairment of assets                                                -           1,761,319                   -
                                        ------------------  -----------------   -----------------  ------------------
                                                   935,391            537,316           5,092,744           1,334,832
                                        ------------------  -----------------   -----------------  ------------------

Operating (loss) income                           (206,650)           270,871          (4,221,930)           (850,959)
                                        ------------------  -----------------   -----------------  ------------------

Interest expense, net                              237,923            150,841             381,364             377,066
                                        ------------------  -----------------   -----------------  ------------------

Loss before income taxes                          (444,573)           120,030          (4,603,294)         (1,228,025)
                                        ------------------  -----------------   ------------------ ------------------

Provision for income taxes                               -                  -                   -                   -
                                        ------------------  -----------------   -----------------  ------------------

Net loss                                $         (444,573) $         120,030   $      (4,603,294) $       (1,228,025)
                                        ==================  =================   =================  ==================

Income (Loss) per share:
     Basic and diluted                             ($0.07)              $0.04              ($0.81)             ($0.42)

Shares used in computation
     of basic and diluted
     income (loss) per share                     6,470,279          3,056,734           5,671,920           2,932,244

See accompanying notes.

                             silverzipper.com, inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Nine Months Ended September 30,
                                                                              2000                      1999
                                                                       ---------------           ---------------
Cash flows from operating activities:
Net loss                                                               $    (4,603,294)          $    (1,220,642)
    Adjustments to reconcile net loss to net cash used
    in operating activities:
       Depreciation and amortization                                           154,620                    81,654
       Common stock issued for compensation                                    565,308                         -
       Provision for uncollectable accounts                                    195,064                         -
       Provision for inventory obsolescence                                    185,529                         -
       Write-down of goodwill                                                1,761,319                         -
       Provision for sales returns and allowances                               17,586                         -
       Accrued interest receivable                                              (6,600)                        -
       Other                                                                   (19,257)                        -
    Change in operating assets and liabilities:
       Accounts receivable, net                                                (59,964)                   46,812
       Inventory                                                            (2,595,473)               (1,220,436)
       Prepaid expenses and other current assets                                     -                   (30,001)
       Accounts payable and accrued expenses                                   890,490                   470,807
       Accounts payable suppliers                                            2,526,258                         -
                                                                       ---------------           ---------------
    Net cash (used) by operating activities                                   (988,414)               (1,871,806)
                                                                       ---------------           ---------------

Cash flows from investing activities:
    Purchase of equipment                                                      (25,000)                   (8,759)
                                                                       ---------------           ---------------
Net cash used by investing activities                                          (25,000)                   (8,759)
                                                                       ---------------           ---------------

Cash flows from financing activities:
    Proceeds from private placement of common stock,
       net of offering costs                                                 1,734,512                   863,679
    Cash paid for acquisition                                                 (400,000)                        -
    Proceeds from notes payable                                                352,500                         -
    Repayment of notes                                                        (226,000)                  (20,000)
    (Decrease) increase in advances under credit facility                     (564,396)                1,252,012
    Other                                                                        3,201                         -
    Advances from investors                                                          -                    75,000
    Merger expenses                                                                  -                  (225,000)
                                                                       ---------------           ---------------

Net cash provided by financing activities                                      899,817                 1,945,691
                                                                       ---------------           ---------------

Net increase(decrease) in cash                                                (113,597)                   65,126
                                                                       ----------------          ---------------

Cash and cash equivalents at beginning of the period                           136,107                    93,081
                                                                       ---------------           ---------------

Cash and cash equivalents at end of the period                         $        22,510           $       158,207
                                                                       ===============           ===============

Supplemental disclosures of cash flow information:
    Cash paid during the year for interest                             $       150,894           $       300,913
    Conversion of notes payable into common stock                      $             -           $       950,000
    Conversion of notes payable into common stock,
       stockholders                                                    $             -           $     1,814,018


See accompanying notes.

                             silverzipper.com, inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION AND MANAGEMENT'S PLANS

Basis of Presentation

     The accompanying consolidated financial statements of silverzipper.com, Inc. ("Silverzipper") as of September 30, 2000 and for the nine months and the three months ended September 30, 2000 and 1999 are unaudited, have been prepared on a basis consistent with that of the consolidated financial statements for the year ended December 31, 1999 and, in the opinion of management, include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of financial position and results of operations. Such financial statements do not include all of the information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles, and should be read in conjunction with the Company's annual Form10-KSB. The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB. The results of operations for the nine and three month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for any other interim period or the full year ending December 31, 2000.

Management's Plans

     The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years. In addition, the Company is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations. At September 30, 2000, the Company had a working capital deficit of approximately $3,252,000 and incurred net losses of approximately $4,603,000 and $3,822,000 for the nine months ended September 30, 2000 and for the year ended December 31, 1999, respectively. The Company had an accumulated deficit of approximately $12,229,000 at September 30, 2000.

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

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Inventories

     Inventories are carried at the lower of cost (first-in, first-out basis) or market. Inventories consist primarily of finished goods. Costs of inventory include the apparel manufacturing costs, freight and other costs.

Goodwill

     The Company records goodwill as the excess of purchase price over the fair value of the identified net assets acquired. Goodwill is amortized over its estimated useful life, generally 20 years. Goodwill amortization expense for the nine months ended September 30, 2000 was approximately $132,000.

Intangible Assets

     Intangible   assets  acquired  through  purchase   transactions  are  being
amortized on a straight-line basis over seven years.

Concentration of Credit Risk

     Financial instruments, which subject the Company to concentrations of credit risk, consist primarily of holdings of cash and cash equivalents and accounts receivable. Credit is extended to customers based on an evaluation of their financial condition and collateral is not required. The Company performs on-going credit evaluations of its customers and maintains an allowance for doubtful accounts and sales returns.

Comprehensive Income

     The Company complies with the provisions of SFAS No. 130, "Reporting Comprehensive Income," which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distributions to owners, for the period in which they are recognized. Comprehensive income is the total of net income and all other non-owner changes in equity (or other comprehensive income) such as unrealized gains or losses on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive and other comprehensive income must be reported on the face of annual financial statements. The Company's operations did not give rise to any material items includable in comprehensive income which were not already in net loss for the nine months ended September 30, 2000. Accordingly, the Company's comprehensive loss is the same as its net loss for all periods presented.

Equity Based Compensation

     The Company accounts for its employee stock option plans in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for employee stock options rather than the alternative fair value accounting allowed by Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation." APB No. 25 provides that the compensation expense related to the Company's employee stock options is measured based on the intrinsic value of the stock option. SFAS No. 123 requires companies that continue to follow APB No. 25 to provide a pro-forma disclosure of the impact of applying the fair value method of SFAS No. 123. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

Basic and Diluted Net Loss Per Share

     Basic and diluted loss per share was determined by dividing net loss by the weighted average common shares outstanding during the period. Basic and diluted weighted common shares outstanding for the three months and nine months at September 30, 2000 were 6,470,279 and 5,671,920 respectively.

NOTE 3 - BUSINESS PURCHASES

Greekcentral.com Acquisition

     On March 2, 2000, the Company's wholly-owned subsidiary, silverzipper Internet, Inc. ("silverzipper internet") acquired substantially all of the assets of GreekCentral.com, a privately held Florida corporation, pursuant to an asset purchase agreement which was subsequently amended. To consummate the transaction the Company issued 593,052 shares of restricted common stock and assumed certain liabilities of GreekCentral.com. The agreement also provides GreekCentral.com shareholders purchase price protection granting them additional shares in the event the market value of the shares falls below $5. Once the shares are no longer subject to 1933 Securities Act restrictions, the former GreekCentral.com shareholders will be entitled to that number of additional shares, if any, necessary to maintain their aggregate original purchase price. The total value of the transaction was approximately $3,261,000 including approximately $2,800,000 of the Company's shares and approximately $461,000 of assumed liabilities and other assets. The transaction was accounted for using the purchase method of accounting.

     Under the purchase method of accounting, the assets and liabilities were recorded based upon the estimated fair value at the date of acquisition. The Company recorded approximately $3,261,000 in goodwill which is being amortized over 20 years. The results of GreekCentral.com for the period March 2, 2000 through September 30, 2000 are included in the consolidated statements of operations for the nine months ended September 30, 2000. Two former executive officers of GreekCentral.com entered into three-year employment agreements with the Company. One of the executive officers has been elected to the Board of Directors of the Company and has been appointed President of the Company.

Serac Sports, Ltd. Acquisition

     On or about March 21, 2000, the Company acquired, through its wholly-owned subsidiary, Serac Acquisition, Ltd., all of the outstanding capital stock of Serac Sports, Ltd. ("Serac"), a publicly-held Canadian-based company. Under the terms of the agreement the Company issued 622,010 shares of its restricted common stock and $400,000 cash. Such shares are not transferable before March 21, 2001. This represented .05612 shares of the Company common stock for each share of Serac common stock. The total value of the transaction was approximately $3,800,000 including approximately $672,000 of net liabilities, which consisted primarily of accounts payable, accrued expenses and notes payable to former Serac officers. The transaction was accounted for using the purchase method of accounting.

     Under the purchase method of accounting, the assets and liabilities were recorded based upon the estimated fair value at the date of acquisition. The Company recorded approximately $3,780,000 in goodwill, which is being amortized over 20 years. The results of Serac for the period March 21, 2000 through September 30, 2000 are included in the consolidated statements of operations for the nine months ended September 30, 2000.


NOTE 4 - PRIVATE PLACEMENTS

     In the first quarter of 2000 the Company sold, pursuant to a Confidential Offering Memorandum dated January 3, 2000, 486,571 shares of common stock at $3.50 per share. The Company realized approximately $1,533,000 after issuance costs of approximately $201,000.

     On May 31, 2000 the Company sold, pursuant to a stock purchase agreement, ("the Agreement") 333,334 shares of restricted common stock in the aggregate amount of approximately $500,000 to an investor. The investor was also granted preemptive rights to purchase its pro rata share of any new securities, defined as shares issued in financing transactions only and excludes shares issued for existing debt, assets or shares of another company or for shares, warrants, or options granted to employees, consultants and others providing services to the Company. The investor has the right to appoint a member to the advisory board and one member to the board of directors. The advisory board member has the right to receive notice and attend regular directors' meetings as a non-voting member. Under the agreement, the investor or its affiliates shall make available a credit facility up to $4,300,000. The Company is responsible for all fees related to the credit facility. In addition, the investor will receive a fee of 2.25% per month on the full amount of any letters of credit issued until paid in full. The investor also has the exclusive right of first refusal to provide letters of credit for the Company's production orders. Other provisions of the Agreement required the investor to satisfy a $22,514 payable, provide a protective provision granting the investor equal rights and preferences for any financing under $3,000,000, and prohibits assignment of the Agreement without mutual consent of the parties. The investor also controls certain manufacturers with which the Company has contracted to provide inventory. The total amount purchased from the affiliated manufacturers was $673,000 through September 30, 2000.

     In May 2000, the Company entered into consulting agreements with a financial services firm and its affiliate (the "Firm"). The Firm will provide many services which include seeking out potential investors, developing strategic partnerships, and identifying opportunities. The terms of the agreement include warrants for the right to purchase 1,000,000 shares of common stock at $0.10 per share. Further, the Company has agreed to pay $20,000 per month and a seat on the board of directors for the term of the contract. The Company has accepted a loan from the Firm in the amount of $125,000. The note has a one year term with interest accruing at 12%. As of September 30, 2000, the principal balance of $125,000 remained outstanding. In September 2000 the Company accepted a non-interest bearing loan from the Firm in the amount of $50,000. This loan was repaid in full on November 1, 2000.

NOTE 5 - RELATED PARTY TRANSACTIONS

         The Company is obligated under certain notes payable to several current and former officers, directors and employees. The notes aggregate approximately $970,000 including accrued interest of approximately $20,000. Some of the notes have matured at September 30, 2000, with the remaining notes maturing on or before June 30, 2001. New payment terms for these loans are being negotiated. The notes, some of which are secured, bear interest ranging from 8 to 15 per cent per annum.

     The Company is also obligated to certain shareholders in the aggregate amount of approximately $278,000 in connection with legal fees and certain reimbursable costs.

     The Company is also obligated under several employment and consulting agreements with certain current and former employees. The agreements include terms ranging from 12 to 36 months and provide approximately $600,000 in annual compensation subject to certain conditions.

     During the nine months ended September 30, 2000 consulting agreements amounting to approximately $380,000 were paid in the Company's stock.

     During the nine months ended September 30, 2000 the Company issued approximately 180,000 shares of restricted common stock to its President for services performed. The Company recognized approximately $269,000 of compensation expense related to this transaction.

     The Company also granted  50,000 shares of  restricted  common stock to its
Chief  Financial  Officer  for  services   performed.   The  Company  recognized
approximately $25,000 of compensation expense related to this transaction.

     The Company's President has agreed to make certain collateral available to the Company under an agreement dated September 25, 2000. Under the agreement, the collateral will be used to secure additional advances under the Company's credit facility. At September 30, 2000, outstanding advances pursuant to the arrangement totaled $50,000. The Company has executed interest bearing notes to the President for advances up to $290,000.

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

     At September 30, 2000 total non-qualified and qualified options outstanding were 1,815,000 at a weighted average exercise price of $1.54 with a weighted average remaining contractual life of 38 months. Options vest over varying time periods ranging from 12 to 36 months. During the nine months ended September 30, 2000 no options were repriced. At September 30, 2000 no options were excercisable.

     At September 30, 2000 total warrants outstanding were 2,135,000. The warrants were issued under similar terms as described above.

     For the nine months ended September 30, 2000, the Company issued, 1,165,000 options relating to the employment agreements and 1,160,000 warrants.

     Had compensation costs for the Company's options been determined consistent with SFAS 123, the net loss would have been significantly increased for the nine months ended September 30, 2000.

NOTE 7 - MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

     The Company has no significant off-balance-sheet concentration of credit risk such as foreign currency exchange contracts or other hedging arrangements. Financial instruments that subject the Company to credit risk are accounts receivable. Two customers represented greater than 10% of net revenues in the nine months ended September 30, 2000, and four customers represented more than 40% of the Company's total net revenues for the nine months ended September 30, 2000.

     The Company does not require collateral from its customers. Its credit policy is in accordance with normal industry trade and credit terms. Credit losses relating to the Company's customers have not been significant.

NOTE 8 - CREDIT FACILITIES

     The Company was indebted under a line of credit to a commercial lender in the amount of approximately $286,000 at September 30, 2000. The line was used to finance operations, and bears interest at prime plus 2%. The line is payable from the sales proceeds of the Company's receivables from sales generated by its Serac subsidiary.

     May 31, 2000 the Company established a credit facility with a shareholder affiliate ("facilitator"). Under the arrangement, the facilitator establishes letters of credit for the Company's contract manufacturers. The Company, which is not obligated directly under the letters of credit, compensates the facilitator at the rate of 2.25% per month of the original letter of credit amount until paid in full plus related fees.

     The Company also has an arrangement with an asset-based lender whereby it sells with limited recourse its receivables for a 1-1/2 % fee. The asset-based lender also provides advances from time to time for working capital under various credit facilities at prime plus 3%. The Company has realized $143,166 of proceeds from the sale, with recourse, of its receivables for the nine months ended September 30, 2000. Amounts netted against the credit facility representing sales, with recourse, of the Company's receivables totaled $143,166 at September 30, 2000.

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

     In connection with the acquisition of GreekCentral.com, Inc. the Company paid and assumed liabilities aggregating approximately $3,261,000 in excess of the fair market value of the assets acquired and recorded such excess as goodwill. Applying the criteria established under SFAS 121, the carrying value of this goodwill was reviewed to determine if the facts and circumstances, such as significant declines in sales, earnings and cash flows, or material adverse changes in the business climate, suggest that such assets may be impaired due to adverse market conditions. The Company concluded, during the three months ended September 30, 2000 that some of the GreekCentral goodwill was impaired. Accordingly, a write down of approximately $1,761,000 recognized for the three months ended June 30, 2000.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

(a)      Leases

         The Company leases its Boca Raton office premises on a month to month basis from an entity affiliated with the Company's President. The monthly rental is $3,000 per month net of a sublease. The Company also leases certain other office space with terms up to 36 months. The Company's current monthly lease expense is approximately $5,000, net of sublet income. Rental expense for office space was approximately $134,000 for the nine months ended September 30, 2000.

(b)      Legal

         The Company is involved in claims and lawsuits that are generally incidental to its business. The Company is vigorously contesting all such matters and believes that their ultimate resolution will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

         The Company has been named defendant in a lawsuit with a former employee. The former employee is claiming damages resulting from alleged violations of an employment agreement. The Company is vigorously contesting the matter and believes its ultimate resolution will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

         The Company is obligated under indemnification agreements with certain officers and directors to reimburse them for any costs incurred in connection with any liability or expense resulting from the performance of their duties under their employment agreements.



ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations - Three Month Period Ended September 30, 2000 and 1999

     Net sales for the three months ended September 30, 2000 were $2,366,696 as compared with net sales of $2,242,325 for the three months ended September 30, 1999, an increase of $124,371, or 6%. Increased sales were primarily attributable to large orders from our national retail customers for private label and "SKI GEAR" brands as well as the Company's ability to expedite those orders due to the consolidation of our warehousing facility. Not reflected in the three month period ended September 30, 2000 were sales of 2001/2002 season "SERAC" garments, as they are due to ship during the fourth quarter. Management expects sales to be significantly influenced by the inclusion of Serac orders for the remainder of the year. The Company's sales continue to be highly seasonal in nature and believes that diversifying through the acquisition of other companies in the sports apparel and accessories business that are not winter related, will serve to mitigate this situation.

     Cost of sales for the three months ended September 30, 2000 was $1,637,956, or 69% of sales as compared with cost of sales for the three months ended September 30, 1999 of $1,434,138 or 64% of sales, an increase of $203,818, or 14%. This was primarily due to a shift in the timing of orders related to the "SKI GEAR" line. This shift changed the current quarter's sales mix from higher margin "DRIFT" goods to lower margin "SKI GEAR" items. This is due to the ability of the Company to take advantage of relationships with national retail chains to increase and expedite sales orders for our high volume value goods. Further, Management expects gross margins to improve as current purchase commitments expire, and synergies are realized with the Company's new overseas suppliers.

     Operating expenses during the three months ended September 30, 2000 were $935,391 (40% of sales) as compared with operating expenses of $537,316 during the three months ended September 30, 1999 (24% of sales), an increase of $398,075, or 74%. This increase was primarily due to additional expenses incurred in connection with fees paid to professionals and consultants related to the acquisitions of Serac Sports, Ltd and GreekCentral.com and additional overheads. Also, included in these expenses are one-time charges related to closing of offices in an effort to consolidate the Company's operations into a single location.

     Interest expense for the three months ended September 30,2000 was $237,923 compared with interest expense of $150,842 for the three months ended September 30, 1999, an increase of $87,081, or 58%. Primarily, the growth in the current year's pre-booked orders required a substantial increase in letters of credit required to finance manufacturing. The increase is further attributable to interest accruing on acquisition-related debt.

     The net loss for the three months ended September 30, 2000 was $444,573 compared with a net income of $120,030 for the three months ended September 30, 1999, an decrease of $564,603, due primarily to the factors described above.


Results of Operations - Nine Month Period Ended September 30, 2000 and 1999

     Net sales for the nine months ended September 30, 2000 were $3,271,109 as compared with net sales of $2,548,253 for the nine months ended September 30, 1999, an increase of $722,856, or 28%. The increase in net sales was primarily due to the acquisition of Serac. Due to the late 1999/2000 winter selling season, larger than anticipated in-season reorders were realized during the first quarter of 2000. Much of the sales increase during this time was due to sales of Serac inventory remaining from the 1999/2000 season. Not reflected in the nine month period ended September 30, 2000 were sales of 2001/2002 season "SERAC" garments, as they are due to ship during the fourth quarter. Increased sales were further attributable to large orders from our national retail customers for private label and "SKI GEAR" brands as well as the Company's ability to expedite our orders due to the consolidation of our warehousing facility, as noted above. The Company continues to be highly seasonal in nature and believes that diversifying through the acquisition of other companies in the sports apparel and accessories business that are not winter related, will serve to mitigate this situation.

     Cost of sales for the nine months ended September 30, 2000 was $2,400,293, or 73% of sales as compared with cost of sales for the nine months ended September 30, 1999 of $2,064,380 or 81% of sales. During the first quarter of 1999, the Company liquidated a large stock of obsolete inventory to a customer at our cost. This was partially offset by improvements in sales mix during the third quarter 1999, as noted above.

     Operating expenses during the nine months ended September 30, 2000 were $3,331,427(102% of sales) as compared with operating expenses of $1,334,833 during the nine months ended September 30, 1999 (52% of sales), an increase of $1,996,594. This increase was primarily due to the Company incurring additional expenses in connection with it's internet operations and additional overhead as a result of the Company's recent acquisitions.

     Interest expense for the nine months ended September 30, 2000 was $381,364 compared with interest expense of $377,066 for the nine months ended September 30, 1999, an increase of $4,298. The increase was due primarily to the increase in the lending rate charged by the Company's commercial lender, increasing letter of credit requirements and interest accruing on notes payable. These interest charges were offset by a decrease in the balance due to the Company's credit facility.

     The Company also wrote-down $1,761,319 of goodwill related to an acquisition which occurred during the first quarter of 2000. This revaluation of goodwill is primarily due to unfavorable market conditions specifically related to internet companies.

     The net loss for the nine months ended September 30, 2000 was $4,603,294 ($0.81 per share), compared with a loss of $ 1,228,025 ($0.42 per share) for the nine months ended September 30, 1999, due to the factors described above.


Liquidity and Capital Resources


     As a result of continuing losses, the Company has been unable to fund its cash needs through cash generated by operations. Contributing to this situation is the seasonal nature of the business, as well as expenses related to the development of internet operations. The Company's liquidity shortfalls from operations during the nine months ended September 30, 2000 have been funded through several transactions with its principal shareholders and with the Company's credit facility.

     As of September 30, 2000 the Company maintained a working capital deficit of approximately $3,252,365. This includes approximately $971,211 of Notes Payable with payment terms due within one year of September 30, 2000. Management is currently negotiating with individual note-holders to further extend the terms of these instruments. Management expects the working capital deficit to improve upon the shipping of the current season's remaining orders. Additionally, management believes that diversifying through acquisitions of non-winter related sports apparel and accessory businesses would mitigate the seasonal nature of our business.

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

     During the quarter ended September 30, 2000, the Company entered into a one-year consulting agreement with a financial services firm (the "Firm"). The Firm will provide many services which include seeking out potential investors, developing strategic partnerships, and identifying growth opportunities. The terms of the agreement include warrants for the right to purchase 1,000,000 shares of common stock at $0.10 per share. Further, the Company has agreed to pay a fee of $20,000 per month and grant the Firm a seat on the board of directors for the term of the contract. On May 31, 2000, the Company accepted a loan from the Firm in the amount of $125,000 with a one-year term and interest accruing at 12%. As of September 30, 2000, the principal balance of $125,000 remained outstanding on the loan. On August 17, 2000, the Company accepted an additional loan from the Firm in the amount of $50,000. The principal balance of the loan was unpaid as of September, 30, 2000.

     At December 31, 1999, the Company had a deficit in working capital of $1,687,000. In addition, at December 31, 1999, the Company had a deficit in net worth of $1,634,000, indicating a continuing requirement for equity financing. The Company is dependent on a line of credit from an asset based lender. The line of credit which is secured by the Company's accounts receivable and, accordingly, is limited, requiring principal stockholder guarantees and collateralization. The line of credit is secured by substantially all of the assets of the Company and is terminable on 30 days' notice. The principal stockholders and their affiliates have pledged approximately $1,800,000 in collateral with the Company's lender.

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

     The Company is highly dependent upon an equity infusion or other such transaction in order to achieve its goals of industry consolidation and executing is marketing strategy. There can be no assurance of obtaining substantial additional equity financing. In the absence additional equity and/or debt financing, the Company can maintain, and/or expand sales only by obtaining improved payment terms from the Company's suppliers and customers. There is no assurance such effort would be successful and if the same is successful, may well carry with them additional expenses in the form of higher supplier prices and larger customer discounts, which would adversely affect profitability.

PART II - OTHER INFORMATION

Item 6.  Exhibits

A.       Exhibits:  27 Financial Data Schedule




                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  silverzipper.com, Inc.


                                               By:/s/ Adam P. Runsdorf
                                                  --------------------
                                                  Adam P. Runsdorf
                                                  President


                                               By:/s/ Adam R. Singer
                                                  --------------------
                                                  Adam R. Singer
                                                  Chief Financial Officer
Date:  November 19, 2000